Form 10-Q
period 2005-12-31
American Telecom Services Inc
filed 2006-03-20
CIK 1336467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

Commission file number: 1-32736

AMERICAN TELECOM SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0602480
(State of incorporation)	(I.R.S. Employer Identification No.)

2466 Peck Road

City of Industry, California 90601

(Address of principal executive offices)

(562) 908-1287

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2006
Common Stock, par value $0.001 per share	6,502,740 shares

AMERICAN TELECOM SERVICES, INC.

FORM 10-Q

FOR THE PERIOD ENDED December 31, 2005

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. Factors that could cause actual results to differ from those contained in the forward-looking statements include: we only recently commenced our commercial operations; the agreements with the strategic partners that provide the communications services accessible through our phones require us to meet certain minimum requirements, which, if not met, could lead to our loss of certain material rights; if we are unable to effectively manage the transition from development stage to commercial operations, our financial results will be negatively affected; our failure to quickly and positively distinguish our phone/service bundles from other available communications solutions could limit the adoption curve associated with their market acceptance and negatively affect our operations; and the other risks and uncertainties discussed in our Rule 424(b) prospectus, dated February 1, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	December 31, 2005 (Unaudited)	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$834,298	$50,780
Accounts receivable	113,258	—
Prepaid expenses and other	305,027	—
Inventory	141,773	—

Total current assets	1,394,356	50,780

Property and equipment, net	16,215	—
Deferred financing costs (Note 2)	624,167	113,518
Debt issuance costs, net (Note 2)	486,186	10,000
Other assets	51,902	—

Total assets	$2,572,826	$174,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$526,116	$—
Accrued expenses	314,069	100,657
Accrued financing costs	540,396	123,518
Deferred revenue	232,625	—

Total current liabilities	1,613,206	224,175

Convertible notes, net including interest payable of $1,575 and $75 (Note 7)	4,137	1,000

Senior Convertible notes, net including interest payable of $78,904 and $0 (Note 8)	505,874	—

Total liabilities	2,123,217	225,175

Commitments (Notes 3 and 4)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, authorized 5,000,000 shares, issued and outstanding -0- shares	—	—
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 2,000,000 shares and 2,000,000 shares (Note 5)	2,000	2,000
Additional paid-in capital (Notes 6,7,8)	1,988,755	142,429
Deficit accumulated during the development stage	(1,541,146)	(195,306)

Total stockholders’ equity (deficit)	449,609	(50,877)

Total liabilities and stockholders’ equity (deficit)	$2,572,826	$174,298

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2005 (Unaudited)	For the three months ended December 31, 2004 (Unaudited)	For the six months ended December 31, 2005 (Unaudited)	For the six months ended December 31, 2004 (Unaudited)	For the Period from June 16, 2003 (inception) to December 31, 2005
Revenues	$308,369	$—	$308,369	$—	$308,369
Costs of sales	231,597	—	231,597	—	231,597

Gross profit	76,772	—	76,772	—	76,772

Operating Expenses:
Selling, marketing and development	349,316	2,083	455,114	5,316	572,890
General and administrative	470,062	13,000	670,957	19,027	746,060

Total expenses	819,378	15,083	1,126,071	24,343	1,318,950

Operating loss	(742,606)	(15,083)	(1,049,299)	(24,343)	(1,242,178)
Other expenses:
Interest and bank charges	57,056	—	92,450	—	92,852
Amortization of debt discounts and debt issuance costs	127,482	—	204,091	—	206,116

Loss before provision for income taxes	(927,144)	(15,083)	(1,345,840)	(24,343)	(1,541,146)
Provision for income taxes	—	—	—	—	—

Net loss	$(927,144)	$(15,083)	$(1,345,840)	$(24,343)	$(1,541,146)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.01)	$(0.67)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	2,000,000	2,000,000	2,000,000	1,992,582

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
Balance, June 16, 2003 (inception)	—	$—	$—	$—	$—
Issuance of common stock, June 16, 2004	1,765,000	1,765	—	—	1,765
Issuance of common stock, June 22, 2004	40,000	40	—	—	40
Capital contribution	—	—	23,253	—	23,253
Net loss				(25,058)	(25,058)

Balance, June 30, 2004	1,805,000	1,805	23,253	(25,058)	—
Issuance of common stock, July 7, 2004	195,000	195	—	—	195
Capital contribution	—	—	69,176	—	69,176
Value allocated to warrants issued and beneficial conversion feature of convertible notes	—	—	50,000	—	50,000
Net loss				(170,248)	(170,248)

Balance, June 30, 2005	2,000,000	2,000	142,429	(195,306)	(50,877)
Capital contribution (unaudited)	—	—	2,080	—	2,080
Value allocated to warrants issued and beneficial conversion feature of convertible notes (unaudited)	—	—	1,844,246	—	1,844,246
Net loss (unaudited)	—	—	—	(1,345,840)	(1,345,840)

Balance, December 31, 2005 (Unaudited)	2,000,000	$2,000	$1,988,755	$(1,541,146)	$449,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2005 (Unaudited)	For the six months ended December 31, 2004 (Unaudited)	For the Period from June 16, 2003 (inception) to December 31, 2005
Cash flows from operating activities:
Net loss	$(1,345,840)	$(24,343)	$(1,541,146)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	517	—	517
Common stock and capital contributed for services	2,080	7,802	96,509
Amortization of debt discounts and issuance costs	204,212	—	205,212
Changes in operating assets and liabilities:
Accounts receivable	(113,258)	—	(113,258)
Prepaid expenses and other	(305,027)	—	(305,027)
Inventory	(141,773)	—	(141,773)
Other assets	(51,902)		(51,902)
Accounts payable	526,116	16,541	526,116
Accrued expenses	213,412	—	314,069
Accrued interest payable	80,479	—	80,479
Deferred revenue	232,625	—	232,625

Net cash used in operating activities	(698,359)	—	(697,579)

Cash flows from investing activities:
Purchases of property and equipment	(16,732)	—	(16,732)

Net cash used in investing activities	(16,732)	—	(16,732)

Cash flows from financing activities:
Proceeds from convertible notes	—	—	50,000
Proceeds from senior convertible notes	2,113,500	—	2,113,500
Deferred financing costs	(83,771)	—	(83,771)
Debt issuance costs	(531,120)	—	(531,120)

Net cash provided by financing activities	1,498,609	—	1,548,609

Net increase in cash and cash equivalents	783,518	—	834,298
Cash and cash equivalents — beginning of period	50,780	—	—

Cash and cash equivalents — end of period	$834,298	$—	$834,298

Supplementary disclosure of cash flow information:
Non-cash financing activity:
Capital contribution	$2,080	$7,802

Deferred financing costs	$624,167	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of the business, basis of presentation and management’s plans:

American Telecom Services, Inc. (the “Company”) was incorporated in the state of Delaware on June 16, 2003. The Company’s fiscal year ends on June 30.

The Company was formed to design, distribute and market product bundles that include multi-handset phones and low-cost, high value telecommunication services for sale through retail channels. The Company expects to generate revenues through the sale of phones into the retail market and share in a portion of revenues generated by communications service providers.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design and development and initial sales and marketing.

The Company has generated nominal revenues to date and is considered to be a development stage company and as such the December 31, 2005 financial statements are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. In addition, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Losses during the development stage and management’s plans

Through December 31, 2005, the Company had incurred development stage losses totaling $1,541,146 and at December 31, 2005 had working capital deficit of $218,850. At December 31, 2005, the Company had $834,298 of cash and cash equivalents to fund short-term working capital requirements. The Company began shipping its initial phone products in September 2005 and has recognized $308,369 in revenue during the three months ended December 31, 2005. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue the development of strategic alliances, (3) build its internal infrastructure and operations and (4) facilitate the successful wide scale development, deployment and marketing of its products.

The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout fiscal 2006 and continue its development and commercialization efforts. Management’s plans in this regard include, but are not limited to, the following:

•	The Company consummated an initial public offering of its common shares and redeemable warrants in February 2006 and sold additional common shares and warrants upon exercise of the over-allotment option in March 2006, which generated net proceeds of approximately $16.5 million (Note 9).

In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

•	The Company has entered into purchase and sale agreements with several retail customers which are expected to generate orders and sales of the Company’s phone products.

•	The Company received initial purchase orders from retail customers and shipments of its phones began arriving in retail stores in October 2005.

•	The Company is in ongoing negotiations with several organizations for the commencement of commercial sales of its products.

Management believes that actions presently being taken to complete the Company’s development stage through significant roll-out of its products will be successful. However, there can be no assurance that the Company will emerge from the development stage and generate sufficient revenues to provide positive cash flows from operations to sustain its business objectives. The accompanying financial statements do not include any adjustments to the carrying amounts or classifications of assets and liabilities that may result from the outcome of this uncertainty.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

1. Description of the business, basis of presentation and management’s plans: — (Continued)

The Company’s current planned cash requirements for fiscal 2006 are based upon certain assumptions, including its ability to raise additional financing and sales of its products. The Company has not historically incurred significant expenses nor does it have material commitments for capital expenditures. In connection with the increase in activities associated with the Company’s growth, fund raising activities and the commencement of sales of its products, the Company has begun to incur additional expenses, including professional fees, sales and marketing, employee compensation, insurance, travel and product related costs. The Company plans to continue to invest in building its infrastructure. The timing and nature of such continued investment is dependent upon the Company’s ability to raise sufficient capital. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

Interim reporting

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited June 30, 2005 financial statements, including the notes thereto, which are included in the Company’s registration statement on Form S-1/A filed on January 31, 2006.

2. Summary of significant accounting policies:

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Debt issuance costs

Debt issuance costs consist of direct expenses incurred through December 31, 2005 that are related to the issuance of convertible notes (Notes 6 and 7) and are amortized over the expected term of the financing.

Deferred financing costs

Deferred financing costs at December 31, 2005 consist of direct expenses incurred through December 31, 2005 that are related to the Company’s public offering of its common stock and warrants (the “Offering”) which was completed in February 2006 (Note 9). Such costs will be offset against the proceeds from the Offering during the fiscal quarter ended March 31, 2006. Deferred financing costs at June 30, 2005 consist of direct expenses incurred through June 30, 2005 that are related to the issuance of senior convertible notes (Note 7). Such amounts were included in debt issuance costs upon closing of the convertible notes financing.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

2. Summary of significant accounting policies: — (Continued)

Revenue recognition

The Company is a development stage enterprise and did not generate significant revenues through December 31, 2005. The Company received initial purchase orders in September 2005 and shipments of its phone products began arriving in retail stores in October 2005. During the fiscal quarter ended December 31, 2005, the Company generated approximately $308,000 of revenues from the sale of the Company’s phone products to consumer retailers.

The Company derives revenue from the sale of its phone products to consumer retailers (“Retail Partners”) and from certain arrangements with phone service carriers. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred in accordance with the terms of an agreement, the price is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

Phone Products

The Company’s phone products are sold through Retail Partners to the end user customer. Revenues from sales of phones are recognized in the period when title and risk of loss are transferred to the Retail Partner in accordance with the terms of an agreement, provided all other revenue recognition criteria have been met. Retail Partners participate in various cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs once they commence.

The Company generally warrants its phone products against defects to customers for a period of up to one year and accrues for warranty costs, sales returns, and other allowances based on estimates. As required, the Company accrues a provision for estimated future costs and estimated returns as a reduction of revenue and for reserves related to warranty as an expense at the time of revenue recognition. During the fiscal quarter ended December 31, 2005, the Company recorded its initial provision for warranty reserves of $3,228 and provision for sales returns allowances of $9,500, each based on management’s estimate. Such estimates were based on management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry.

Carrier Agreements

The Company has agreements with certain phone service carriers who, if requested by the phone purchaser user, may provide users of the Company’s cordless landline phones and broadband phones with phone communications services. The agreements with the carriers grant the Company the right to include, at its option, certain marks and logos of the carriers on the Company’s phones and/or related packaging and marketing materials.

Under the agreement with SunRocket, Inc. (“SunRocket”) the Company designs and configures its broadband phones to work with SunRocket’s communications services. SunRocket offers end-user purchasers of the Company’s broadband phones different service plans at set rates. The initial term of the agreement with SunRocket expires on the third anniversary of the date of activation of the first account of an end-user using one of the Company’s broadband phones, or earlier in certain circumstances. The Company has the option to extend the term of this agreement for an additional year if a prescribed minimum amount of service account activations occur by end-user purchasers of the Company’s broadband phones during the initial term.

The Company’s agreement with IDT Puerto Rico & Co. (“IDT”) provides purchasers of the Company’s cordless landline phones with the ability to obtain prepaid long distance communications services. IDT will offer end-user purchasers of the Company’s cordless landline phones certain prepaid long distance calling rate plans and IDT will handle all customer service interaction, including billing the customer for all communications services. The

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

2. Summary of significant accounting policies: — (Continued)

Company has agreed to use its best efforts to deliver certain minimum account activations to IDT. In the event that the Company fails to achieve the minimum commitment level for the relevant time period, then IDT, at its sole discretion, shall have the right to (i) terminate the agreement without further obligation or (ii) renegotiate the agreement or specific terms on a going forward basis. The initial term of the agreement with IDT expires on the second anniversary of the date of activation of the first account of an end user using one of these phones, or earlier in certain circumstances.

In connection with the agreements with the carriers, the Company is entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of the Company’s broadband phones, the Company will receive a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. The Company is also entitled to receive ongoing monthly commissions from both SunRocket and IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of the Company’s phones. In addition, the Company will receive certain retail marketing co-op fees and contributions for consumer rebates in certain circumstances from carriers. The Company’s obligations to end-users of the Company’s phones relate solely to the sales of the Company’s phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, the Company has no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the Company’s phones, will be recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the Company’s phones and marketing co-op fees will be recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time. No activations occurred during the fiscal quarter ended December 31, 2005.

The Company will offer some Retail Partners a percentage of the service revenue commissions it earns from carriers of communications service providers and a percentage of the subscriber activation fees the Company will receive from SunRocket in connection with the purchase of communications services by end-users of the Company’s broadband phones. Such fees will be recorded as a reduction of revenues. No commissions were earned during the fiscal quarter ended December 31, 2005.

Allowance for doubtful accounts

The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated losses will be based upon historical bad debt experiences, specific customer creditworthiness and current economic trends. If the financial condition of a customer deteriorates, resulting in the customer’s inability to make payments within approved credit terms, additional allowances may be required. The Company performs credit evaluations of its customers’ financial condition on a regular basis. The Company has not recorded any allowances for doubtful accounts to date.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the balance sheets at December 31, 2005 and June 30, 2005.

Inventory

Inventory consists of finished goods which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

2. Summary of significant accounting policies: — (Continued)

Property and Equipment, net

Property and equipment consist of furniture and computer hardware and software which are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the furniture and equipment, generally 3 to 5 years. The cost of maintenance and repairs are charged to expenses as incurred.

Impairment of Long-Lived Assets

The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability and undiscounted cash flows. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property and equipment and other long-lived assets.

Income taxes

The Company follows the liability approach under which deferred income taxes are determined upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the year in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the assets.

Net loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of long-lived assets, the fair value of the Company’s common stock and warrants, estimated warranty reserves and other allowances, the allocation of proceeds from debt to equity instruments and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Recent accounting pronouncement

During December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. As amended by the SEC on April 14, 2005, this standard is effective for annual periods beginning after December 15, 2005, and includes two transition methods. Upon adoption, a company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified retrospective approach, the previously reported amounts are restated for all periods presented to reflect the FASB Statement No. 123 amounts in the income statement. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The Company has adopted SFAS 123R and will apply its provisions for grants of employee stock options.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

3. Related party transactions:

Financing

A related party purchased $25,000 principal amount of 6% notes on June 20, 2005 and $37,500 principal amount of 8% notes in July 2005 in the private placement, and also received an aggregate of 58,333 private warrants in connection with such purchases for the same purchase price as all other investors in the private placements and received identical registration rights with respect to his securities (Note 6 and 7).

Marketing

Certain marketing services are being provided to the Company by Future Marketing whose sole stockholder is also the sole stockholder of The Future, LLC, which owns 18.1% of the Company’s stock prior to the Offering. Future Marketing, among other things, assists in the development and execution of the Company’s marketing plans, manages the accounts, assists in product development and handles back-office vendor functions. The Company recognized $322,674 of expenses during the three months ended December 31, 2005 pursuant to this arrangement which is included in selling, marketing and development expense on the accompanying statement of operations.

Carrier Relations

The Company has entered into a five-year agreement with David Feuerstein (a principal stockholder of the Company) pursuant to which, in consideration for helping to establish its service provider relationship with IDT and, going forward, maintaining and expanding its relationship with each of IDT and SunRocket, the Company will pay him one quarter of one percent of all net revenues collected by the Company during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset VOIP telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for such year. Under the agreement, such net revenues mean gross amounts of billing on Hardware sold to retailers less (I) sales and other taxes, postage, cost of freight and disbursements included in such bills and (II) allowances granted to such retailers including, without limitation, advertising and promotional allowances, markdowns, discounts, returns and commissions. The Company will also pay to Mr. Feuerstein five percent of all net revenues collected by the Company from IDT Puerto Rico & Co (“IDT”) during each year of the term of and directly attributable to the Company’s service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for such year. Under the agreement, such net revenues mean payments to which the Company is entitled and collect under the IDT Agreement less service provider deductions provided such under agreement including, without limitation, reserves for service outages, customer hold backs and expenses. The Company will also pay to Mr. Feuerstein two percent of all net revenues collected by the Company from SunRocket during each year of the term of and directly attributable to the Company’s June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for such year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in any computation of such net revenues. Under the agreement, such net revenues mean payments to the Company to which the Company is entitled from SunRocket less service provider deductions provided under the SunRocket agreement including, without limitation, reserves for service outages, customer hold backs and expenses. The agreement may be extended for an additional five-year term if the Company is profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. The agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term. The Company recognized $660 of expenses during the three and six months ended December 31, 2005 pursuant to this arrangement which is included in selling, marketing expense on the accompanying statement of operations.

4. Commitments:

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

4. Commitments: — (Continued)

Pursuant to the Underwriting Agreement, the Company is obligated to the underwriters for certain fees and expenses related to the Offering (Note 9), including an underwriting discount of 8% and an expense allowance of 1.5% of the gross proceeds from the sale of the shares of common stock and redeemable warrants offered by the Company.

In addition, in accordance with the terms of the Underwriting Agreement, the Company will engage HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP.

The Company has also agreed to sell to HCFP a purchase option to purchase the Company’s common stock and Redeemable Warrants. (Note 9).

Guarantee to supplier

The Company entered into an agreement with CIT Commercial Services (“CIT”) in July 2005 to facilitate the purchase of inventory. Under this agreement, CIT approves purchase orders from the Company’s customers and then indirectly guarantees payment by the Company to the manufacturer and supplier of the Company’s phone products. In connection with such services the Company pays CIT a fee of 1.25% on the gross face amount of customer purchase order amount guaranteed. If the actual fees during a quarter are less than $12,500, CIT will charge the Company’s account for the difference. The agreement with CIT can be terminated by CIT or the Company by providing 60 days notice prior to the anniversary date. The Company recognized $16,030 of expense during the three and six months ended December 31, 2005 pursuant to this arrangement of which $ 6,648 is included in selling, marketing and development expense and $9,382 is included in interest and bank charges on the accompanying statements of operations.

5. Stock Options:

The Company adopted the 2005 stock option plan (the “Plan”). In addition to stock options, the Company may also grant performance accelerated restricted stock (“PARS”) under the Plan. Under the plan, 600,000 shares of the Company’s common stock are available for stock-based award grants, subject to adjustment. As of December 31, 2005 no stock options or PARS had been granted (Note 9).

6. Convertible Notes:

On June 20, 2005, the Company issued convertible notes (the “Convertible Notes”) aggregating $50,000, including $25,000 to a related party (Note 3), which are convertible, at the holder’s discretion, into common stock at the lower of $3.00 or the IPO (as defined below) price in the Offering (the “Note Conversion Price”). The Convertible Notes mature and are payable in cash in July 2007 and accrue interest at a rate of 6% per annum. As additional consideration the Convertible Notes included 1.3334 Private Warrants (Note 8) for each dollar of principal. The Company incurred $10,000 of direct costs in connection with the issuance of the Convertible Notes which have been included in debt issuance costs.

The principal amount of the Convertible Notes and the accrued interest thereon may be converted at any time, in whole or part, at the option of the holder into shares of Common Stock. In the event that the Company consummates a public offering at a price per share that exceeds $3.00 per share or the then Note Conversion Price, by at least 130%, then the principal amount of the Convertible Notes and accrued interest thereon shall automatically convert into shares of the Company’s common stock at $3.00 per share (Note 9).

Upon all the conversion scenarios related to the Convertible Notes, the Company may satisfy the obligation to issue shares upon conversion in either unregistered or registered stock. The Convertible Notes do not contain any provision or terms that could require the Company to settle in cash nor does the Company have the discretion to settle in cash upon conversion.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

6. Convertible Notes: — (Continued)

The Company allocated the $50,000 of proceeds received from the Convertible Notes based on the computed relative fair values of the debt and warrants issued. The Private Warrants were valued utilizing the Black-Scholes option-pricing model using the following assumptions: (1) common stock fair value of $3.00 per share (2) expected volatility of 50%, (3) risk-free interest rate of 4.20%, (4) life of 5 years and (5) no dividend, which resulted in a fair value of approximately $77,404. The resulting relative fair value of the Private Warrants was $30,377. Accordingly, the relative fair value allocated to the debt component of $19,623 was used to measure the intrinsic value of the embedded conversion option of the convertible notes which resulted in a beneficial conversion feature of $30,377.

However, the value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Convertible Notes and only $19,623 was recorded to additional paid-in capital. The aggregate amounts allocated to the warrants and beneficial conversion feature, of $50,000 were recorded as a debt discount at the date of issuance of the Convertible Notes and are being amortized to interest expense using the interest method over the stated term of the Convertible Notes. During the three and six months ended December 31, 2005, $1,023 and $1,637, respectively, of discount has been accreted and recorded in accretion of debt discounts on the accompanying statements of operations. As of December 31, 2005 the carrying value of the Convertible Notes was $4,137.

7. Senior Convertible Notes:

During the period from July 2005 through September 2005, the Company issued and sold an aggregate of $2,113,500, including $37,500 to a related party (Note 3), principal amount of its 8% senior convertible notes (the “Senior Convertible Notes”). The Senior Convertible Notes mature and are payable in cash on July 14, 2007, bear interest at the rate of 8% per annum, and are ranked senior to all indebtedness of the Company, other than permitted indebtedness, as defined. Repayment of the Senior Convertible Notes is collateralized by a lien upon, and security interest in, all of the Company’s assets, subject only to the prior lien of the permitted indebtedness. The Company incurred approximately $521,000 of direct costs in connection with the issuance of the Senior Convertible Notes which have been included in debt issuance costs on the accompanying balance sheet as of December 31, 2005.

The Senior Convertible Notes are convertible, at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the lower of (i) $3.00 per share or (ii) the per share price at which the common stock is sold to the public a public offering (the “Conversion Price”). In the event that the Company consummates the Proposed Offering at a price that exceeds the then applicable Conversion Price by at least 130%, then the principal amount of the notes and accrued interest thereon shall automatically convert into shares of the Company’s common stock at the conversion price (Note 9).

Upon all the conversion scenarios related to the Senior Convertible Notes, the Company may satisfy the obligation to issue shares upon conversion in either unregistered or registered stock. The Senior Convertible Notes do not contain any provision or terms that could require the Company to settle in cash nor does the Company have the discretion to settle in cash upon conversion.

The purchasers of the convertible notes received Private Warrants (See Note 8) at a rate of 0.667 of a Private Warrant for each $1.00 in principal amount of the convertible notes, covering an aggregate total of 1,409,000 shares of the Company’s common stock. The Company allocated the $2,113,500 of proceeds received from the Senior Convertible Notes based on the computed relative fair values of the debt and warrants issued. The Private Warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $3.00 per share (2) expected volatility of 50%, (3) risk-free interest rate of 4.20%, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $1,635,845. The resulting relative fair value of the Private Warrants

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

7. Senior Convertible Notes: — (Continued)

was $922,123. Accordingly, the resulting relative fair value allocated to the debt component of $1,191,377 was used to measure the intrinsic value of the embedded conversion option of the convertible notes which resulted in a beneficial conversion feature of $922,123. The aggregate amounts allocated to the warrants and beneficial conversion feature, of $1,844,246 were recorded as a debt discount at the date of issuance of the Convertible Notes and are being amortized to interest expense using the interest method over the stated term of the Senior Convertible Notes. The carrying value of the Senior Convertible Notes was $269,254 after the debt discounts. During the three and six months ended December 31, 2005, $98,439 and $157,486, respectively, of discount has been accreted and recorded in accretion of debt discounts on the accompanying statements of operations. As of December 31, 2005 the carrying value of the Senior Convertible Notes was $505,874.

8. Warrants:

Private Warrants

The Company’s Private Warrants entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to the lower of (i) $5.05 and (ii) the price per share at which the Company’s common stock is sold in the Offering, subject to adjustment. As a result of the Offering in February 2006, the exercise price was fixed at $5.05 per share. The Private Warrants expire six years from the date of their issuance. Upon consummation of the Offering, the Private Warrants were automatically exchanged into a like number of Redeemable Warrants described below.

Redeemable Warrants

In connection with the Offering in February 2006, the Company sold redeemable warrants to purchase shares of the Company’s common stock (the “Redeemable Warrants”). The Company’s Redeemable Warrants entitle the holder to purchase one share of the Company’s common stock at a price of $5.05 per share, at any time commencing on the date of the Offering and expiring on January 31, 2011. The Redeemable Warrants will not be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the Redeemable Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the applicable securities laws. The Company has agreed to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the Redeemable Warrants until the expiration of the Redeemable Warrants. However, there can be no assurance that the Company will be able to do so.

The Company may call the Redeemable Warrants, with HCFP’s prior consent, for redemption at a price of $0.05 per warrant upon a minimum of 30 days’ prior written notice of redemption if and only if, the Company then has an effective registration statement covering the shares issuable upon exercise of the Redeemable Warrants. However the Company may not initiate its call right unless the last sales price per share of the Company’s common stock equals or exceeds 190% (currently $9.60) during the first three months after the consummation of the Offering, or 150% (currently $7.58) thereafter, of the then effective exercise price of the redeemable warrants for all 15 of the trading days ending within three business days before the Company sends the notice of redemption.

The Redeemable Warrants may be exercised on or prior to the expiration date by payment of the exercise price in cash for the number of Redeemable Warrants being exercised. Upon exercise of the Redeemable Warrants, the Company may satisfy the obligation to issue shares in either unregistered or registered stock. The holders of Redeemable Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

9. Subsequent Event

Initial Public Offering

On February 6, 2006, the Offering, comprised of 3,350,000 shares of common stock and 3,350,000 Redeemable Warrants to purchase shares of common stock, was consummated. The common stock was sold at an offering price of $5.05 per share and the Redeemable Warrants were sold at an offering price of $0.05 per warrant, generating gross proceeds $17.1 million to the Company. The Company incurred approximately $2.5 million in underwriting and other expenses in connection with the Offering, resulting in net proceeds of approximately $14.6 million.

In March 2006, the Company issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters, generating approximately $1.9 million in additional net proceeds to the Company from the Offering.

Upon consummation of the Offering the principal amount of the Convertible Notes and Senior Convertible Notes and accrued interest payable thereon automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share. As a result of the conversion of the notes into shares of common stock, a non-cash interest expense of approximately $1.7 million resulting from the amortization of the original issue discount and debt issuance costs was incurred at the consummation of the IPO and will be charged to the statement of operations in the quarter ending March 31, 2006. Additionally, upon consummation of the IPO, all of the Private Warrants were automatically converted into a like number of Redeemable Warrants.

Underwriter Purchase Option

Upon closing of the Offering, the Company sold and issued an option (“UPO”) for $100 to HCFP to purchase up to 335,000 shares of the Company’s common stock and/or up to 335,000 Redeemable Warrants at an exercise price of $6.3125 per share of common stock and $0.0625 per Redeemable Warrant. The UPO is exercisable in whole or in part, solely at HCFP’s discretion, during the five-year period commencing on the date of the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholder’s equity with a corresponding increase in paid-in capital. The Company determined the fair value of the common stock and Redeemable Warrants underlying the UPO to be approximately $711,000 at the date of sale and issuance, which was calculated using a Black-Scholes option-pricing model. The fair value of the UPO has been estimated using the following assumptions: (1) fair value of common stock and warrants of $5.10 in aggregate at the date of issuance (2) expected volatility of 50%, (3) risk-free interest rate of 3.96%, (4) contractual life of 5 years and (5) no dividend. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Although the UPO and its underlying securities were registered under the registration statement related the Offering, the option grants to holders demand and “piggy back” rights with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the UPO.

Stock Options

Upon consummation of the Offering, each of Messrs. Burstein, Hahn, Layman, Somer and Ching received 25,000 options under the Plan, 12,500 of which will vest on the first anniversary of employment and the remaining 12,500 of which will vest on the second anniversary of employment. Future Marketing received 25,000 options upon consummation of the Offering, 12,500 of which will vest on the first anniversary of its consulting relationship with

AMERICAN TELECOM SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

9. Subsequent Event: — (Continued)

us and the remaining 12,500 of which will vest on the second anniversary of its consulting relationship with us. The options are exercisable at $5.05 per share. The Company estimates the fair value of the stock options vesting in each year of employment at $152,000 at the grant date. The Company will remeasure the fair value of the stock options vesting in the second year of employment. The fair values of the stock options will be amortized over their vesting period. Management estimated volatility of 50%, no dividend and a discount rate of 3.96%.

Upon consummation of the Offering, Mr. Hahn received PARS in the amount of 75,000 shares, and each of Messrs. Burstein, Layman, Somer and Ching and Future Marketing received PARS in the amount of 50,000 shares under the Plan. Of the total PARS granted to each executive officer, Mr. Burstein and Future Marketing, 25% will vest only if net sales equal or exceed $20 million during fiscal 2006 and another 25% will vest only if net profits equal or exceed $1 million during fiscal 2006. An additional 25% will vest only if net sales equal or exceed $50 million in fiscal 2007 and the final 25% will vest only if net profits equal or exceed $5 million during fiscal 2007. If the performance conditions are not met in the first year, no PARS will vest in such year. If the performance conditions are not met in the second year but cumulative amounts are achieved by the second year representing 80% or more of the cumulative target amounts for both years for a respective condition, then a percentage of the unvested PARS for both years will nevertheless vest in the second year in respect of such condition. In such event, the percentage of unvested PARS that will vest in the second year in respect of a particular performance condition will equal the percentage that such aggregate amount achieved in the first and second years represents of the aggregate amount required to be met by the respective condition for both years. The Company will record stock based compensation expense equal to the fair value of the PARS over the earnings period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Financial Statements and the notes included elsewhere in this quarterly report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements” at the beginning of this Quarterly Report.

Our accompanying unaudited Financial Statements as of December 31, 2005 and for the three and six months ended December 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Financial Statements and other financial information for the fiscal year ended June 30, 2005, which were included in our registration statement on Form S-1/A filed with the SEC on January 31, 2006. In our opinion, the unaudited interim Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. The results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year or in future periods.

Recent Events

On February 6, 2006 we completed our initial public offering (“IPO”) of 3,350,000 shares of Common Stock, $.001 par value per share (“Common Stock”), and 3,350,000 Redeemable Warrants (“Redeemable Warrants”). Each Redeemable Warrant entitles the holder to purchase one share of our common stock at a price of $5.05 per share. Our gross proceeds from the IPO totaled $17,085,000. We incurred approximately $2.5 million in underwriting and other expenses in connection with the offering, resulting in net proceeds of approximately $14.6 million. We will require the net proceeds of this offering to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations.

In March 2006, we issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters, generating approximately $1.9 million in additional net proceeds to the Company from the Offering.

Overview

We are a development stage company that was incorporated in Delaware in June 2003. Our primary business is the marketing and sale of broadband phone communications (Voice-over-Internet-Protocol or “VoIP”) services and/or prepaid long distance services that are bundled with our digital, cordless multi-handset phones. We sell our communications phone/service bundles under our “American Telecom”, “ATS” or “Pay N’ Talk” brand names. Our digital spread spectrum (“DSS”) telecom platform is designed to enable seamless access to the communications services provided by our strategic partners. We are marketing our phone/service bundles to the retail mass market and will expand through a variety of distribution channels, including office superstores, electronics stores, mass retailers, department stores and Internet-based retail distribution outlets.

Since our inception, we have focused on development activities, principally in connection with creating customized communications services to be provided by our strategic partners to users of our phones, securing relationships with the third-party suppliers that will manufacture our phones to our specifications and developing retail and other distribution channels.

During the six months ended December 31, 2005 we had our supplier begin the manufacturing of our initial VoIP and prepaid long distance service phones and have been funding these initial manufacturing efforts through our lender relationships and from the net proceeds of our private placements of notes and private warrants conducted during the period from June 2005 through September 2005. We received our initial purchase orders in September 2005 and shipments of our phones began arriving in retail stores in October 2005. Both our prepaid long distance and VoIP phone/service bundles are now available through our retail customers. Since we only recently commenced commercial operations, we have not yet generated significant revenues.

Results of Operations

Product Revenues—Revenue from the sale of phone products was $308,369 for the three and six months ended December 31, 2005, respectively, and $0 for the three and six months ended December 31, 2004, respectively. Our efforts since inception have been focused on placing us in a position to make initial shipments of our phones. In September 2005 we shipped our initial phone products which began arriving in retail outlets in October 2005. Since we did not generate significant revenues through December 31, 2005, our historical financial information is not indicative of our future financial performance.

We market our phone/service bundles through major retail distribution outlets and expect to generate revenues through the sale of our phones and the receipt of a portion of the ongoing revenues generated by our customers’ use of the communications services bundled with our phones. As part of our relationship with our retail distribution channels, we will typically share with them a portion of our service revenues.

Cost of Sales—Cost of sale was $231,597 for the three and six months ended December 31, 2005, respectively, and $0 for the three and six months ended December 31, 2004, respectively. Cost of sale consists primarily of cost of phone inventory sold, and landing charges.

Gross Margin—Gross margin on the sales of phone products was $76,722 or 25% during the three and six months ended December 31, 2005. The gross margin is a result of our net revenues less the cost of the phones, including transportation costs to acquire the phone.

Selling, Marketing and Development—Selling, marketing and development expense was $349,316 and $2,083 for the three months ended December 31, 2005 and 2004. Selling, marketing and development expense was $455,114 and $5,316 for the six months ended December 31, 2005 and 2004. Selling, marketing and development expenses are sales and marketing expenses directly associated with the development of sales channels. These costs consist primarily of commissions, rebates, promotional minutes, package design costs, shipping to customs and advertising as well as certain non-recurring expenses for new business development.

Since our inception, we have concentrated our efforts on establishing retail sales channels through which we will sell our phones upon their commercial introduction. We have incurred aggregate expenses of $344,500 in connection with these efforts from our inception through December 31, 2005, and have continued and will continue to incur additional, material expenses in this regard. We expect, however, that if our phones are successfully sold through our distribution channels, we will increase the allocation of our available funds in order to accelerate and enhance our marketing and sales efforts.

Since our inception through December 31, 2005, we have incurred $75,000 of expenses in connection with the design, engineering and development of our initial phones. However, we intend to use a portion of the net proceeds from our IPO for product enhancement and development and related activities.

General and Administrative Support—General and administrative expense was $470,062 and $13,000 for the three months ended December 31, 2005 and 2004. General and administrative expense was $670,957 and $19,027 for the six months ended December 31, 2005 and 2004. General and administrative expenses consist primarily of personnel costs, corporate overhead and professional fees.

During the six months ended December 31, 2005 we hired our Chief Operating Officer, began recruiting key operating and customer service positions, and continued planning the development of our systems and infrastructure needs. Although we were formed in June 2003, we only began to compensate our executives in June 2005 and have incurred nominal costs for administrative support. For the period from our inception (June 16, 2003) through December 31, 2005, we incurred $746,060 in general and administrative expenses. We did not incur any expenses for leased space prior to October 2005.

Interest and Bank Charges—Interest and Bank Charges were $57,056 and $0 for the three months ended December 31, 2005 and 2004 respectively. Interest and Bank Charges were $92,450 and $0 for the six months ended December 31, 2005 and 2004, respectively. Interest consists primarily of coupon debt interest and banking fees.

Amortization of Debt Discounts and Debt Issuance Cost-Amortization of debt discounts and debt issuance costs relate to the Company’s debt discount and debt issuance cost and are amortized over the life of the related debt. Amortization of debt discount and debt issuance cost were $127,482 and $0 for the three months ended December 31, 2005 and 2004, respectively. Amortization of debt discount and debt issuance cost were $204,091 and $0 for the six months ended December 31, 2005 and 2004, respectively.

Net loss— Net loss was $927,144 and $15,083 for the three months ended December 31, 2005 and 2004. Net loss was $1,345,840 and $24,343 for the six months ended December 31, 2005 and 2004. For the period from our inception through December 31, 2005, we have incurred aggregate net losses in our development stage, and had an accumulated deficit of $1,541,146 as of December 31, 2005. In addition to our revenues and operating expenses discussed above, a significant component of our net loss is attributable to the amortization of debt discounts and debt issuance costs and interest expense associated with our convertible notes. We expect our losses may increase during the short term as we transition from development stage to commercial operations and initiate greater distribution of our phone/service bundles.

Liquidity and Capital Resources

We will require the net proceeds from our IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations. We believe that the proceeds of our prior private placements and the IPO, together with certain minimum levels of anticipated revenues and accounts receivable financing that we believe will be available to us, will be sufficient to fund our capital requirements for approximately 12 months. If additional funds are required either because our plans change or our assumptions prove to be inaccurate or, if after 12 months, we are not generating revenues sufficient to meet our capital requirements, we would likely seek additional funds through equity or debt financings, including through a possible call of our redeemable warrants, subject to certain conditions. If we are unable to obtain such additional funds, we will likely curtail our rate of growth.

In light of the competitive nature of the telecommunications industry and the evolution of new phones and services from time to time, any estimate as to our liquidity and overall financial condition may change over time. Some factors that could affect our liquidity and overall financial condition are the timing of our introduction of our phone/service bundles, customer acceptance and usage of our phone/service bundles and competition from existing service providers and other telecommunications companies. To the extent that circumstances evolve in an unfavorable manner, we may generate lower revenues then we currently anticipate and, as a result, we would experience reduced cash flow and our ability to obtain sufficient accounts receivable financing would be hampered. In such event, we may be required to seek additional equity and/or debt financing, which may not be available to us on satisfactory terms or at all. We also could be required to curtail operations.

In June 2005, we issued and sold an aggregate of $50,000 in principal amount of our 6% notes. During the period July 2005 through September 2005, we issued and sold in a series of private transactions an aggregate of $2,113,500 in principal amount of our 8% notes. All of the notes rank senior to all of our indebtedness, other than certain permitted indebtedness, which is defined as our financing arrangements with banks or other financial institutions existing or proposed as of June 28, 2005. Payment of the notes is collateralized by a lien upon, and security interest in, all of our assets, subject only to the prior lien of such permitted indebtedness. The purchasers of the 6% notes received at no additional cost an aggregate of 66,666 private warrants and the purchasers of the 8% notes received at no additional cost an aggregate of 1,409,001 private warrants in connection with their purchase of the notes. As a result of our IPO, the private warrants were automatically exchanged for our redeemable warrants, which expire on January 31, 2011. Approximately $1.7 million of the net proceeds of such notes was recorded as additional paid in capital as of the date of issuance due to the value assigned to the private warrants issued with the notes and the value of the beneficial conversion feature of the notes.

Upon consummation of the IPO the principal amount of the notes and accrued interest payable thereon automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share. As a result of the conversion of the notes into shares of common stock, a non-cash interest expense of approximately $1.7 million resulting from the amortization of the original issue discount and debt issuance costs was incurred at the consummation of the IPO. Additionally, upon consummation of the IPO, all of the private warrants were automatically converted into a like number of warrants of the same class as the redeemable warrants sold in the IPO.

In order to facilitate the purchase and financing of our inventory, in June and July 2005 we entered into arrangements with Gain Star International Limited, a Hong Kong-based lender, and CIT Commercial Services, respectively. Under these arrangements, Gain Star acts as our agent for the purchase of our phones from manufacturers in China. Gain Star fully finances these purchases if they are backed by retailer PO’s that are approved and guaranteed by CIT. Under this arrangement, CIT does not advance funds to us or Gain Star. Instead, it makes payments to us and Gain Star only upon collection of the applicable accounts receivable. CIT guarantees payment to us and Gain Star only after a customer’s failure and inability to pay after the longest applicable maturity date.

For purchases that are not backed by CIT approved and guaranteed accounts receivable, the factory requires us to pay a 20% deposit to them in the form of a standby letter of credit or cash deposit towards the purchase price and requires us to pay the remaining amounts due and owing typically on shipment of our phones.

In addition to its direct costs for the purchase of our inventory, Gain Star also requires us to pay certain fees, commissions and charges and to reimburse it for certain of its expenses as compensation for its services as our agent. As compensation for its services, CIT requires us to pay certain factoring fees and charges and to provide it with certain credits, allowances, trade discounts and cash discounts on the face value of the accounts receivable it guarantees. Fees paid to Gain Star and CIT for during the three and six months ended December 31, 2005 amounted to $8,272 and $16,030 respectively.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to our December 31, 2005 unaudited financial statements included in Part I, Item I on this Form 10-Q and in Note 2 to our June 30, 2005 audited financial statements included in our Form S-1/A filed on January 31, 2006. The application of these policies requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis we will evaluate our estimates including those related to revenue recognition, reserves for warrants and sales returns, research, engineering and development, bad debts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. See our Registration Statement on Form S-1/A filed with the SEC on January 31, 2006. There has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

See our Registration Statement on Form S-1 filed with the SEC on January 31, 2006. There has been no material change in this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July through September 2005, we sold a convertible notes in the face amount of $2,163,500 to various investors. The convertible notes bear interest at 8% per annum and are due in July 2007. At the option of the holders, the convertible notes can be converted into shares of our Common Stock at a conversion price of $3.00 per share or will automatically convert upon a public offering. Upon consummation of the offering described below the principal amount of the notes and accrued interest payable thereon automatically converted into shares of our common stock. In connection with the sale, we issued warrants to acquire 1,475,667 shares of our common stock at an exercise price $5.05 per share. The warrants expire on January 31, 2011.

The effective date of our registration statements, filed on From S-1 under the Securities Act (File No’s. 333-129361 and 333-131437) relating to the initial public offering of our Common Stock and Redeemable Warrants, was February 1, 2006. A total of 3,350,000 shares of Common Stock and 3,350,000 Redeemable Warrants were registered and sold. The managing underwriter for the public offering was HCFP/Brenner Securities LLC.

The offering commenced on February 1, 2006 and closed on February 6, 2006. The Common Stock was sold at an offering price of $5.05 per share and the Redeemable Warrants were sold at an offering price of $0.05 per warrant. The aggregate offering price was $17,085,000. We incurred approximately $2.5 million in underwriting and other expenses in connection with the offering, resulting in net proceeds of approximately $14.6 million. We will use the net proceeds from the offering as well as the proceeds from the exercise of the over-allotment option discussed below for contract manufacturing of phones and related components; for sales and marketing, including salaries of personnel; for product enhancement and new product development; for tooling; for the purchase and/or lease of office equipment; and for working capital and general corporate purposes.

In March 2006, we issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters, generating approximately $1.9 million in additional net proceeds to the Company from the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Note Applicable

ITEM 5. OTHER INFORMATION

Note Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TELECOM SERVICES, INC.

March 20, 2006	By:	/s/ Bruce Hahn
Bruce Hahn Chief Executive Officer

/s/ Bruce Layman
Bruce Layman Chief Operating Officer and Chief Financial Officer