Form 10-Q
period 2006-03-31
American Telecom Services Inc
filed 2006-05-15
CIK 1336467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

 Commission file number: 1-32736

AMERICAN TELECOM SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0602480
(State of incorporation)	(I.R.S. Employer
Identification No.)

2466 Peck Road City of Industry, California 90601 (Address of principal executive offices)

(562) 908-1287
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, par value $0.001 per share	6,502,740 shares

AMERICAN TELECOM SERVICES, INC.

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

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

PART I

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,942,300	$50,780
Accounts receivable	164,703	—
Prepaid expenses and other	795,885	—
Inventory	1,867,498	—
Total current assets	17,770,386	50,780

Property and equipment, net	103,635
Deferred financing costs	—	113,518
Debt issuance costs, net	—	10,000
Other assets	28,170	—
Total assets	$17,902,191	$174,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,078,719	$—
Accrued expenses	245,212	100,657
Accrued financing costs	157,871	123,518
Deferred revenue	149,050	—
Total current liabilities	1,630,852	224,175

Convertible notes, net including interest payable of $0 and $75 (Note 7)	—	1,000
Total liabilities	1,630,852	225,175

Commitments (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, authorized 5,000,000 shares, issued and outstanding -0- shares	—	—
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 6,502,740 shares and 2,000,000 shares (Notes 3, 7)	6,503	2,000
Additional paid-in capital (Notes 3,6,7,8)	20,984,623	142,429
Deficit accumulated during the development stage	(4,719,787)	(195,306)
Total stockholders’ equity (deficit)	16,271,339	(50,877)
Total liabilities and stockholders’ equity (deficit)	$17,902,191	$174,298

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2006 (Unaudited)	For the three months ended March 31, 2005 (Unaudited)	For the nine months ended March 31, 2006 (Unaudited)	For the nine months ended March 31, 2005 (Unaudited)	For the Period from June 16, 2003 (inception) to March 31, 2006(Unaudited)

Revenues	$117,891	$—	$426,260	$—	$426,260
Costs of sales	105,778	—	337,375	—	337,375
Gross profit	12,113	—	88,885	—	88,885

Operating Expenses:
Selling, marketing and development	428,063	13,014	882,497	18,330	1,000,953
General and administrative	605,363	21,381	1,277,445	40,408	1,351,423
Total expenses	1,033,426	34,395	2,159,942	58,738	2,352,376
Operating loss	(1,021,313)	(34,395)	(2,071,057)	(58,738)	(2,263,491)

Other expenses (income):
Interest and bank charges, net	(62,828)	—	29,058	—	30,024
Amortization of debt discounts and debt issuance costs (Note 7)	2,220,275	—	2,424,366	—	2,426,272
Loss before provision for income taxes	(3,178,760)	(34,395)	(4,524,481)	(58,738)	(4,719,787)

Provision for income taxes	—	—	—	—	—
Net loss	$(3,178,760)	$(34,395)	$(4,524,481)	$(58,738)	$(4,719,787)

Net loss per common share:
Basic and diluted	(0.71)	$(0.02)	$(1.60)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	4,495,002	2,000,000	2,819,526	2,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)

Balance, June 16, 2003 (inception)	—	$—	$—	$—	$—
Issuance of common stock, June 16, 2004	1,765,000	1,765	—	—	1,765
Issuance of common stock, June 22, 2004	40,000	40	—	—	40
Capital contribution	—	—	23,253	—	23,253
Net loss				(25,058)	(25,058)
Balance, June 30, 2004	1,805,000	1,805	23,253	(25,058)	—
Issuance of common stock, July 7, 2004	195,000	195	—	—	195
Capital contribution	—	—	69,176	—	69,176
Value allocated to warrants issued and beneficial conversion
feature of convertible notes	—	—	50,000	—	50,000
Net loss				(170,248)	(170,248)
Balance, June 30, 2005	2,000,000	2,000	142,429	(195,306)	(50,877)

Capital contribution (unaudited)	—	—	2,080	—	2,080

Value allocated to warrants issued and beneficial conversion feature of convertible notes (unaudited)	—	—	1,844,246	—	1,844,246

Proceeds from sale of underwriters’ purchase option (unaudited)	—	—	100	—	100

Proceeds from sale of common stock and warrants through public offering, including exercise of over allotment, net of underwriter discount and offering costs of $2,518,717 (unaudited)	3,752,500	3,753	16,620,280	—	16,624,033

Conversion of Notes and Senior Notes (unaudited)	750,240	750	2,249,970	—	2,250,720

Stock-based compensation expense related to employee stock options (unaudited)	—	—	120,440	—	120,440

Stock-based compensation expense related to non-employee stock options (unaudited)	—	—	5,078	—	5,078

Net loss (unaudited)	—	—	—	(4,524,481)	(4,524,481)
Balance, March 31, 2006 (Unaudited)	6,502,740	$6,503	$20,984,623	$(4,719,787)	$16,271,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2006 (Unaudited)	For the nine months ended March 31, 2005 (Unaudited)	For the Period from June 16, 2003 (inception) to March 31, 2006 (Unaudited)

Cash flows from operating activities:
Net loss	$(4,524,481)	$(58,738)	$(4,719,787)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	6,272	—	6,272
Common stock and capital contributed for services	2,080	40,738	96,509
Employee share based compensation	120,440	—	120,440
Non-employee share based compensation	5,078	—	5,078
Non-cash interest expense	87,220	—	87,220
Amortization of debt discounts and issuance costs	2,424,366	—	2,425,366

Changes in operating assets and liabilities:
Accounts receivable	(164,703)	—	(164,703)
Prepaid expenses and other	(795,885)	—	(795,885)
Inventory	(1,867,498)	—	(1,867,498)
Other assets	(28,170)	—	(28,170)
Accounts payable	1,078,719	18,000	1,078,719
Accrued expenses	144,555	—	245,212
Deferred revenue	149,050	—	149,050

Net cash used in operating activities	(3,362,957)	—	(3,362,177)

Cash flows from investing activities:
Purchases of property and equipment	(109,907)	—	(109,907)

Net cash used in investing activities	(109,907)	—	(109,907)

Cash flows from financing activities:
Proceeds from convertible notes	—	—	50,000
Proceeds from senior convertible notes	2,113,500	—	2,113,500
Net proceeds from public offering of securities	16,781,904	—	16,781,904
Proceeds from underwriter purchase option	100	—	100
Debt issuance costs	(531,120)	—	(531,120)

Net cash provided by financing activities	18,364,384	—	18,414,384

Net increase in cash and cash equivalents	14,891,520	—	14,942,300
Cash and cash equivalents — beginning of period	50,780	—	—

Cash and cash equivalents — end of period	$14,942,300	$—	$14,942,300

Supplementary disclosure of cash flow information:
Non-cash financing activities:
Capital contribution	$—	$40,738	$96,509

Conversion of Notes to equity	$2,250,720	$—	$2,250,720

Accrued financing costs	$157,871	$—	$157,871

Fair value of underwriter purchase option included in offering costs	$711,000	$—	$711,000

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

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design and development and initial sales and marketing. The Company consummated an initial public offering of its common shares and redeemable warrants in February 2006 (Note 3).

The Company has generated nominal revenues to date and is considered to be a development stage company and as such the March 31, 2006 financial statements are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

2.	Summary of significant accounting policies:

    Interim reporting

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited June 30, 2005 financial statements, including the notes thereto, which are included in the Company’s definitive prospectus, dated February 1, 2006, filed on February 2, 2006.

    Revenue recognition

The Company is a development stage enterprise and did not generate significant revenues through March 31, 2006. The Company received initial purchase orders in September 2005 and shipments of its phone products began arriving in retail stores in October 2005. During the three months and nine months ended March 31, 2006, the Company generated approximately $115,000 and $423,000, respectively of revenues from the sale of the Company’s phone products to consumer retailers.

The Company derives revenue from the sale of its phone products to consumer retailers (“Retail Partners”) and from certain arrangements with phone service carriers. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred in accordance with the terms of an agreement, the price is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

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

The Company generally warrants its phone products against defects to customers for a period of up to one year and accrues for warranty costs, sales returns, and other allowances based on estimates. As required, the Company accrues a provision for estimated future costs and estimated returns as a reduction of revenue and for reserves related to warranty as an expense at the time of revenue recognition. During the three and nine months ended March 31, 2006, the Company recorded a provision for warranty reserves of $1,672 and $4,900, respectively, and provision for sales returns allowances of $8,358 and $17,858, respectively. Each estimate was based on management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry.

Carrier Agreements

The Company has agreements with certain phone service carriers who, if requested by the phone purchaser user, may provide users of the Company’s cordless landline phones and Internet phones with phone communications services. The agreements with the carriers grant the Company the right to include, at its option, certain marks and logos of the carriers on the Company’s phones and/or related packaging and marketing materials.

Under the agreement with SunRocket, Inc. (“SunRocket”) the Company designs and configures its Internet phones to work with SunRocket’s communications services. SunRocket offers end-user purchasers of the Company’s Internet phones different service plans at set rates.

The Company’s agreement with IDT Domestic, Inc. (“IDT”), as assigned by IDT Puerto Rice & Co., provides purchasers of the Company’s cordless landline phones with the ability to obtain prepaid long distance communications services. IDT will offer end-user purchasers of the Company’s cordless landline phones certain prepaid long distance calling rate plans and IDT will handle all customer service interaction, including billing the customer for all communications services. The Company has agreed to use its best efforts to deliver certain minimum account activations to IDT. In the event that the Company fails to achieve the minimum commitment level for the relevant time period, then IDT, at its sole discretion, shall have the right to (i) terminate the agreement without further obligation or (ii) renegotiate the agreement or specific terms on a going forward basis.

In connection with the agreements with the carriers, the Company is entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of the Company’s Internet phones, the Company receives a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. The Company is also entitled to receive ongoing monthly commissions from both SunRocket and IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of the Company’s phones. In addition, the Company receives certain retail marketing co-op fees and contributions for consumer rebates in certain circumstances from carriers. The Company’s obligations to end-users of the Company’s phones relate solely to the sales of the Company’s phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, the Company has no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the Company’s phones, will be recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the Company’s phones and marketing co-op fees will be recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time. During the three and nine months ended March 31, 2006, a nominal amount of commission revenue was recognized.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Summary of significant accounting policies: — (Continued)

The Company will offer some Retail Partners a percentage of the service revenue commissions it earns from carriers of communications service providers and a percentage of the subscriber activation fees the Company will receive from SunRocket in connection with the purchase of communications services by end-users of the Company’s Internet phones. Such fees will be recorded as a reduction of revenues. During the three and nine months ended March 31, 2006, a nominal amount of commissions were earned by Retail Partners.

Share-Based Compensation

On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2005), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) prospectively as no share-based compensation awards were granted prior to February 2006. Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended March 31, 2006 was $120,440, which consisted of share-based compensation expense related to stock option grants to employees and directors and is included in general and administrative expense on the accompanying statements of operations. See Note 6 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

Stock-based compensation expense recognized in the Company’s statements of operations for the three and nine months ended March 31, 2006 included compensation expense for share-based payment awards granted in February 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the statement of operations for the three and nine months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted beginning in fiscal 2006. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Summary of significant accounting policies: — (Continued)

Share-based compensation expense to employees and directors increased the Company’s losses as follows:

	Three months ended March 31, 2006 (Unaudited)	Nine months ended March 31, 2006(Unaudited)

Loss from operations	$120,440	$120,440
Loss from operations before income taxes	$120,440	$120,440
Net loss available to common stockholders	$120,440	$120,440
Earnings per Common Share—Basic and Diluted:
Loss from operations	$(0.03)	$(0.04)
Net loss	$(0.03)	$(0.04)

No share-based compensation awards were granted prior the consummation of the Company’s initial public offering on February 6, 2006.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the balance sheets at March 31, 2006 and June 30, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory consists of finished goods on hand and in transit which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

Property and Equipment, net

Property and equipment consist of furniture and computer hardware and software which are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the furniture and equipment, generally 3 to 5 years. The cost of maintenance and repairs are charged to expenses as incurred.

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

Net loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of long-lived assets, the fair value of the Company’s common stock and warrants, estimated warranty reserves and other allowances, the allocation of proceeds from debt to equity instruments and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Recent accounting pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	Initial Public Offering:

On February 6, 2006, the Company consummated an initial public offering (the “Offering”) comprised of 3,350,000 shares of common stock and 3,350,000 Redeemable Warrants to purchase shares of common stock. Additionally, in March 2006, the Company issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters.

The Common Stock was sold at an offering price of $5.05 per share and the Redeemable Warrants were sold at an offering price of $0.05 per warrant, generating gross proceeds $19,142,750 to the Company. The Company incurred $1,762,695 in underwriting discounts and expense allowances and $756,022 of other expenses in connection with the Offering, resulting in net proceeds of $16,624,033.

Upon closing of the Offering, the Company sold and issued an option (“UPO”) for $100 to HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering, to purchase up to 335,000 shares of the Company’s common stock and/or up to 335,000 Redeemable Warrants at an exercise price of $6.3125 per share of common stock and $0.0625 per Redeemable Warrant. The UPO is exercisable in whole or in part, solely at HCFP’s discretion, during the five-year period commencing on the date of the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to and a corresponding increase in additional paid-in capital. The Company determined the fair value of the common stock and Redeemable Warrants underlying the UPO to be approximately $711,000 at the date of sale and issuance, which was calculated using a Black-Scholes option-pricing model. The fair value of the UPO was estimated using the following assumptions: (1) fair value of common stock and warrants of $5.10 in aggregate at the date of issuance (2) expected volatility of 50%, (3) risk-free interest rate of

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Initial Public Offering: — (Continued)

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

4.	Related party transactions:

Financing

A related party purchased $25,000 principal amount of 6% notes on June 20, 2005 and $37,500 principal amount of 8% notes in July 2005 in the private placement, and also received an aggregate of 58,333 private warrants in connection with such purchases for the same purchase price as all other investors in the private placements and received identical registration rights with respect to his securities (Note 7).

Marketing

Certain marketing services are being provided to the Company by Future Marketing whose sole stockholder is also the sole stockholder of The Future, LLC, which owned approximately 18.1% of the Company’s common stock prior to the Offering and owns approximately 5.5% of the Company’s stock subsequent to the Offering. Future Marketing, among other things, assists in the development and execution of the Company’s marketing plans, manages the accounts, assists in product development and handles back-office vendor functions. The Company recognized $41,000 and $118,000 of expenses during the three and nine months ended March 31, 2006, respectively, pursuant to this arrangement which is included in selling, marketing and development expense on the accompanying statements of operations. In addition, the Company granted stock options to Future Marketing (Note 6) which resulted in a charge of $5,078, which is included in selling, marketing and development expense during the three and nine months ended March 31, 2006.

Carrier Relations

The Company has entered into a five-year agreement with David Feuerstein (a principal stockholder of the Company) pursuant to which, in consideration for helping to establish its service provider relationship with IDT and, going forward, maintaining and expanding its relationship with each of IDT and SunRocket, the Company will pay Mr. Feuerstein one quarter of one percent of all net revenues, as defined, collected by the Company during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset Internet telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized a nominal amount of expenses during the three and nine months ended March 31, 2006, pursuant to this arrangement. Such expenses are included in selling, marketing and development expense on the accompanying statements of operations.

The Company will also pay to Mr. Feuerstein five percent of all net revenues, as defined, collected by the Company from IDT during each year of the term of and directly attributable to the Company’s service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized a nominal amount of expenses during the three and nine months ended March 31, 2006, pursuant to this arrangement. Such expenses are included in selling, marketing and development expense on the accompanying statements of operations.

The Company will also pay to Mr. Feuerstein two percent of all net revenues, as defined, collected by the Company from SunRocket during each year of the term of and directly attributable to the Company’s June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for each year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Related party transactions: — (Continued)

any computation of such net revenues. The agreement may be extended for an additional five-year term if the Company is profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. The agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term. The Company recognized a nominal amount of expenses during the three and nine months ended March 31, 2006, pursuant to this arrangement. Such expenses are included in selling, marketing and development expense on the accompanying statements of operations.

5.	Commitments:

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with HCFP. In accordance with the terms of the Underwriting Agreement, the Company engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP.

Guarantee to supplier

The Company entered into an agreement with CIT Commercial Services (“CIT”) in July 2005 to facilitate the purchase of inventory. Under this agreement, CIT approves purchase orders from the Company’s customers and then indirectly guarantees payment by the Company to the manufacturer and supplier of the Company’s phone products. In connection with such services the Company pays CIT a fee of 1.25% on the gross face amount of customer purchase order amount guaranteed. If the actual fees during a quarter are less than $12,500, CIT will charge the Company’s account for the difference. The agreement with CIT can be terminated by CIT or the Company by providing 60 days notice prior to the anniversary date. The Company recognized $13,220 of expense during the three months ended March 31, 2006 pursuant to this arrangement, which is included in interest and bank charges on the accompanying statements of operations. The Company recognized $29,489 of expense during the nine months ended March 31, 2006 pursuant to this arrangement of which $6,648 is included in selling, marketing and development expense and $22,841 is included in interest and bank charges on the accompanying statements of operations.

Lease

The Company is subject to a noncancelable operating lease for its office space commencing on March 22, 2006 which expires in June 2009.  Minimum annual payments under such lease are approximately $56,000.

6.	Stock Based Compensation Plan:

The Company adopted the 2005 stock option plan (the “Plan”) in October 2005. In addition to stock options, the Company may also grant performance accelerated restricted stock (“PARS”) under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 600,000 shares.

Employee Stock Options

The Plan permits the granting of stock options to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than five years from the grant date. The options granted to employees generally become exercisable for 50% of the option shares one year from the date of grant and then 50% over the following 12 months.  The options granted to members of the board of directors through March 31, 2006 were fully vested on the date of grant.  The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule.

Due to the Company’s limited history as a public company, the Company estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on management’s estimate.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Stock Based Compensation Plan: — (Continued)

As stock-based compensation expense recognized in the statement of operations for the three and nine months ended March 31, 2006 is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based management’s estimate.

The fair value of each option grant was estimated on the grant-date using the Black-Scholes option pricing model with the following weighted average assumptions:

Three and nine months ended March 31, 2006 (Unaudited)
Weighted Average Assumptions:
Expected volatility	77.5%
Dividend yield	—
Risk-free interest rate	4.56%
Annual forfeiture rate	10.0%
Expected holding period (in years)	3.05

Upon consummation of the Offering, certain members of management and the board of directors received options under the Plan. The following table summarizes information concerning options outstanding under the Plan for the nine months ended March 31, 2006:

	Shares	Weighted Average Exercise Price
Options Outstanding as of June 30, 2005	—	$—
Granted	195,000	5.05
Exercised	—	—
Forfeited and Expired	—	—
Options Outstanding as of March 31, 2006 (unaudited)	195,000	$5.05

The following table summarizes the status of the Company’s stock options as of March 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Price	Value
$5.05	195,000	4.86	$5.05	$—	45,000	$5.05	$—

Total	195,000		$5.05	$—	45,000	$5.05	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options outstanding or exercisable on March 31, 2006. The weighted average remaining contractual life on March for outstanding and exercisable options is 4.86 and 4.86 years respectively.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Stock Based Compensation Plan: — (Continued)

Non-employee Stock Options

In addition the Company granted 25,000 options to a non-employee consultant upon consummation of the Offering, 12,500 of which will vest on the first anniversary of the consulting relationship with the Company and the remaining 12,500 of which will vest on the second anniversary of its consulting relationship with us. The options are exercisable at $5.05 per share. Grants to non-employees are not subject to SFAS 123(R) but continue to be subject to SFAS 123 and other applicable guidance for such arrangements. Accordingly the fair value of the options granted to non-employees is re-measured at the end of each reporting period and the pro rata portion of the fair value is charged to operations over the vesting period. The Company recognized $5,078 of expense during the three and nine months ended March 31, 2006 pursuant to this arrangement.

Performance Accelerated Restricted Stock

PARS vest upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting. Upon consummation of the Offering, certain officers and directors and a consultant received PARS under the Plan. Of the total PARS granted to each executive officer or director and consultant, 25% will vest only if net sales equal or exceed $20 million during fiscal 2006 and another 25% will vest only if net profits equal or exceed $1 million during fiscal 2006. An additional 25% will vest only if net sales equal or exceed $50 million in fiscal 2007 and the final 25% will vest only if net profits equal or exceed $5 million during fiscal 2007. If the performance conditions are not met in the first year, no PARS will vest in such year. If the performance conditions are not met in the second year but cumulative amounts are achieved by the second year representing 80% or more of the cumulative target amounts for both years for a respective condition, then a percentage of the unvested PARS for both years will nevertheless vest in the second year in respect of such condition. In such event, the percentage of unvested PARS that will vest in the second year in respect of a particular performance condition will equal the percentage that such aggregate amount achieved in the first and second years represents of the aggregate amount required to be met by the respective condition for both years. The fair value is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost will be adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date. The Company will record stock based compensation expense equal to the fair value of the PARS once the likelihood of achievement of the performance targets becomes probable. As of March 31, 2006, 325,000 PARS awards are outstanding.

7.	Debt:

Convertible Notes

On June 20, 2005, the Company issued convertible notes (the “Convertible Notes”) aggregating $50,000, including $25,000 to a related party (Note 4), which were convertible, at the holder’s discretion, into common stock at the lower of $3.00 or the IPO (as defined below) price in the Offering (the “Note Conversion Price”). The Convertible Notes were payable in cash in July 2007 and accrued interest at a rate of 6% per annum. As additional consideration, the Convertible Notes included 1.3334 Private Warrants (Note 8) for each dollar of principal. The Company incurred $10,000 of direct costs in connection with the issuance of the Convertible Notes which were recorded in debt issuance costs.

Prior to the Offering, the principal amount of the Convertible Notes and the accrued interest thereon were convertible at any time, in whole or part, at the option of the holder into shares of common stock. In the event that the Company consummated a public offering at a price per share that exceeded $3.00 per share or the then Note Conversion Price, by at least 130%, then the principal amount of the Convertible Notes and accrued interest thereon were automatically convertible into shares of the Company’s common stock at $3.00 per share (Note 3). As described below, the Convertible Notes automatically converted to common stock upon the consummation of the Offering.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Debt: — (Continued)

The Company allocated the $50,000 of proceeds received from the Convertible Notes based on the computed relative fair values of the debt and warrants issued and the inherent beneficial conversion feature. The aggregate amounts allocated to the warrants and beneficial conversion feature, of $50,000 were recorded as a debt discount at the date of issuance of the Convertible Notes and prior to the Offering were being amortized to interest expense using the interest method over the stated term of the Convertible Notes as described below.

Senior Convertible Notes

During the period from July 2005 through September 2005, the Company issued and sold an aggregate of $2,113,500, including $37,500 to a related party (Note 4), principal amount of its 8% senior convertible notes (the “Senior Convertible Notes”), which were convertible, at the holder’s discretion, into common stock at the lower of $3.00 or the IPO (as defined below) price in the offering (the “Conversion Price”). The Senior Convertible Notes were payable in cash on July 14, 2007, accrued interest at the rate of 8% per annum, and were ranked senior to all indebtedness of the Company, other than permitted indebtedness, as defined. The purchasers of the Senior Convertible Notes received Private Warrants (See Note 8) at a rate of 0.667 of a Private Warrant for each $1.00 in principal amount of the convertible notes, covering an aggregate total of 1,409,000 shares of the Company’s common stock. The Company incurred approximately $521,000 of direct costs in connection with the issuance of the Senior Convertible Notes which were recorded as debt issuance costs.

Prior to the Offering, the principal amount of the Senior Convertible Notes and the accrued interest thereon were convertible, at any time, at the option of the holder, into shares of the Company’s common stock.  In the event that the Company consummated a public offering at a price that exceeded $3.00 per share or the then applicable Conversion Price by at least 130%, then the principal amount of the notes and accrued interest thereon were automatically convertible into shares of the Company’s common stock at $3.00 per share  (Note 3).  As described below, the Senior Convertible Notes automatically converted to common stock upon consumation of the offering.

The Company allocated the $2,113,500 of proceeds received from the Senior Convertible Notes based on the computed relative fair values of the debt and warrants issued and the inherent beneficial conversion feature. The aggregate amounts allocated to the warrants and beneficial conversion feature, of $1,844,246 were recorded as a debt discount at the date of issuance of the Senior Convertible Notes and prior to the Offering were being amortized to interest expense using the interest method over the stated term of the Senior Convertible Notes as described below.

During the three and nine months ended March 31, 2006, $61,966 and $266,057, respectively, of discount on the Convertible Notes and Senior Convertible Notes (collectively the “Notes”) has been accreted and recorded in accretion of debt discounts on the accompanying statements of operations. Upon consummation of the Offering, the principal amount of the Notes and accrued interest payable thereon of $87,220 automatically converted into 750,240 shares of the Company’s common stock at a conversion price of $3.00 per share. As a result of the conversion of the Notes into shares of common stock, a non-cash interest expense of $1,686,042 resulting from the amortization of the balance of the original issue discount as compared to the principal amount of the Notes was incurred at the consummation of the Offering and was charged to amortization of debt discounts on the accompanying statement of operations at the consummation of the Offering. Additionally, the carrying value of the debt issuance costs of $472,267 as of the date of the Offering was immediately amortized and charged to amortization of debt issuance costs on the accompanying statement of operations at the consummation of the Offering. As of February 6, 2006 the Notes were settled in full and no further amounts are payable.

8.	Warrants:

Private Warrants

The Company’s Private Warrants entitled the holder to purchase one share of the Company’s common stock at an exercise price equal to the lower of (i) $5.05 and (ii) the price per share at which the Company’s common stock is sold in the Offering, subject to adjustment. As a result of the Offering in February 2006, the exercise price was fixed at $5.05 per share. Upon consummation of the Offering, the Private Warrants were automatically exchanged into a like number of Redeemable Warrants described below.

AMERICAN TELECOM SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Warrants: — (Continued)

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

As of March 31, 2006, 5,328,167 Redeemable Warrants were outstanding.

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

Our accompanying unaudited Financial Statements as of March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Financial Statements and other financial information for the fiscal year ended June 30, 2005, which were included in our definitive prospectus, dated February 1, 2006, filed on February 2, 2006. In our opinion, the unaudited interim Financial Statements reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. The results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year or in future periods.

Public Offering

On February 6, 2006 we completed our initial public offering (“IPO”) of 3,350,000 shares of Common Stock, $.001 par value per share (“Common Stock”), and 3,350,000 Redeemable Warrants (“Redeemable Warrants”). Additionally, in March 2006 we issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters. Each Redeemable Warrant entitles the holder to purchase one share of our common stock at a price of $5.05 per share.

Our gross proceeds from the IPO totaled approximately $19.1 million. We incurred approximately $2.5 million in underwriting and other expenses in connection with the IPO, resulting in net proceeds of approximately $16.6 million. We will utilize the net proceeds of the IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations.

Overview

We are a development stage company that was incorporated in Delaware in June 2003. Our primary business is the marketing and sale of Internet phone communications (Voice-over-Internet-Protocol or “VoIP”) services and/or prepaid long distance services that are bundled with our digital, cordless multi-handset phones. We sell our communications phone/service bundles under our “American Telecom”, “ATS” or “Pay N’ Talk” brand names. Our digital spread spectrum (“DSS”) telecom platform is designed to enable seamless access to the communications services provided by our strategic partners. We are marketing our phone/service bundles to the retail mass market and will expand through a variety of distribution channels, including office superstores, electronics stores, mass retailers, department stores and Internet-based retail distribution outlets.

Since our inception, we have focused on development activities, principally in connection with creating customized communications services to be provided by our strategic partners to users of our phones, developing new products, securing relationships with the third-party suppliers that will manufacture our phones to our specifications and developing retail and other distribution channels.

During the nine months ended March 31, 2006 we had our supplier begin the manufacturing of our initial VoIP and prepaid residential long distance service phones and prior to the IPO funded these initial manufacturing efforts through our lender relationships and from the net proceeds of our private placements of notes (the “Notes”) and private warrants conducted during the period from June 2005 through September 2005. We received our initial purchase orders in September 2005 and shipments of our phones began arriving in retail stores in October 2005.

Both our prepaid long distance and Internet phone/service bundles are available through our retail customers. Since we only recently commenced sales and marketing activities, we have not yet generated significant revenues.

Results of Operations

Revenues—Revenues were $117,891 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005. Revenues were $426,260 for the nine months ended March 31, 2006 and $0 for the nine months ended March 31, 2005. Revenues during the three and nine months ended March 31, 2006 related primarily to the sale of our phone products.   Revenues related to carrier commissions were nominal.  In September 2005 we shipped our initial phone products which began arriving in retail outlets in October 2005. Since we did not generate significant revenues through March 31, 2006, our historical financial information is not necessarily indicative of our future financial performance.

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

Cost of Sales—Cost of sales was $105,778 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005. Cost of sales was $337,375 for the nine months ended March 31, 2006 and $0 for the nine months ended March 31, 2005. Cost of sales consists primarily of cost of phone inventory sold, and landing charges.

Gross Margin—Gross margin on the sales of phone products was $12,113 or 10.3% and $88,885 or 20.9% during the three and nine months ended March 31, 2006, respectively. The gross margin is a result of our net revenues less the cost of the phones, including transportation costs to acquire the phone.

Selling, Marketing and Development—Selling, marketing and development expense was $428,063 and $13,014 for the three months ended March 31, 2006 and 2005. Selling, marketing and development expense was $882,497 and $18,330 for the nine months ended March 31, 2006 and 2005. Selling, marketing and development expenses are sales and marketing expenses directly associated with the development of sales channels. These costs consist primarily of commissions, rebates, promotional minutes, package design costs, shipping to customers and advertising as well as certain non-recurring expenses for new business development. Additionally selling, marketing and development expenses includes share-based compensation expense of $5,078 for the three and nine months ended March 31, 2006, which related to stock option grants to a consultant.

Since our inception, we have concentrated our efforts on establishing retail sales channels through which we will sell our phones upon their commercial introduction. We have incurred aggregate expenses of $1,000,953 in connection with these efforts from our inception through March 31, 2006, and have continued and will continue to incur additional, material expenses in this regard. We expect, however, that if our phones are successfully sold through our distribution channels, we will increase the allocation of our available funds in order to accelerate and enhance our marketing and sales efforts.

Since our inception through March 31, 2006, we have incurred $93,800 of expenses in connection with the design, engineering and development of our initial phones. We intend to continue these product enhancement and development activities.

General and Administrative Support—General and administrative expense was $605,363 and $21,381 for the three months ended March 31, 2006 and 2005. General and administrative expense was $1,277,445 and $40,408 for the nine months ended March 31, 2006 and 2005. General and administrative expenses consist primarily of personnel costs, corporate overhead and professional fees. Additionally general and administrative expenses includes share-based compensation expense of $120,440 for the three and nine months ended March 31, 2006, which related to stock option grants to employees and directors.  Shared-based compensation to employees and directors has been accounted for in accordance with Statement of Financial Accounting Standards No. 123 (revised 2005), “Share-Based Payment”.

During the nine months ended March 31, 2006 we hired our Chief Operating Officer, began recruiting key operating and customer service positions, and continued planning the development of our systems and infrastructure needs. Although we were formed in June 2003, we only began to compensate our executives in June 2005 and have incurred nominal costs for administrative support. For the period from our inception (June 16, 2003) through March 31, 2006, we incurred $1,351,423 in general and administrative expenses. We did not incur any expenses for leased space prior to October 2005.

Interest and Bank Charges, net—Interest income earned, net was $62,828 and $0 for the three months ended March 31, 2006 and 2005 respectively. Interest expense and Bank Charges were $29,058 and $0 for the nine months ended March 31, 2006 and 2005, respectively. Interest income relates to income earned on cash deposits maintained at financial institutions. Interest expense consists primarily of coupon debt interest and banking fees.

Amortization of Debt Discounts and Debt Issuance Cost-Amortization of debt discounts and debt issuance costs relate to the Company’s debt discount and debt issuance cost and are amortized over the life of the related debt. Amortization of debt discount and debt issuance cost were $2,220,275 and $0 for the three months ended March 31, 2006 and 2005, respectively. Amortization of debt discount and debt issuance cost were $2,424,366 and $0 for the nine months ended March 31, 2006 and 2005, respectively.  Upon consummation of the IPO, the principal amount of the Notes and accrued interest payable thereon of $87,220 automatically converted into 750,240 shares of the Company’s common stock at a conversion price of $3.00 per share. As a result of the conversion of the Notes into shares of common stock, a non-cash interest expense of $1,686,042 resulting from the amortization of the balance of the original issue discount as compared to the principal amount of the Notes was incurred at the consummation of the IPO and was charged to amortization of debt discounts at the consummation of the IPO. Additionally, the carrying value of the debt issuance costs of $472,267 as of the date of the IPO was immediately amortized and charged to amortization of debt issuance costs at the consummation of the IPO.

Net loss— Net loss was $3,178,760 and $34,395 for the three months ended March 31, 2006 and 2005. Net loss was $4,524,481 and $58,738 for the nine months ended March 31, 2006 and 2005. For the period from our inception through March 31, 2006, we have incurred aggregate net losses in our development stage, and had an accumulated deficit of $4,719,787 as of March 31, 2006. In addition to our revenues and operating expenses discussed above, a significant component of our net loss is attributable to the amortization of approximately $2.2 million and $2.4 million of debt discounts and debt issuance costs during the three and nine months ended March 31, 2006, respectively. We expect our losses may increase during the short term as we emerge from the development stage and initiate greater distribution of our phone/service bundles.

Liquidity and Capital Resources

At March 31, 2006, our working capital was $16,139,534 compared to a working capital deficiency of $173,395 at June 30, 2005. The principal components of working capital at March 31, 2006 were cash and cash equivalents and inventory, offset by an increase in our accounts payable and accrued expenses associated with the commencement of commercial activities. The increase in cash and cash equivalents was due to the net proceeds from our initial public offering and from the issuance of convertible notes. During the nine months ended March 31, 2006, we utilized cash from our operating activities of $3,362,957, compared to $0 utilized during the nine months ended March 31, 2005.

We will require the net proceeds from our IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations. We believe that the proceeds of our prior private placements and the IPO, together with certain minimum levels of anticipated revenues and accounts receivable financing that we believe will be available to us, will be sufficient to fund our capital requirements for approximately 12 months. However, in light of the competitive nature of the telecommunications industry and the evolution of new phones and services from time to time, any estimate as to our liquidity and overall financial condition may change over time. Some factors that could affect our liquidity and overall financial condition are the timing of our introduction of our phone/service bundles, customer acceptance and usage of our phone/service bundles and competition from existing service providers and other telecommunications companies. To the extent that circumstances evolve in an unfavorable manner, we may generate lower revenues then we currently anticipate and, as a result, we would experience reduced cash flow and our ability to obtain sufficient accounts receivable financing would be hampered. In such event, we may be required to seek additional equity and/or debt financing. There is no assurance that we would be able to secure additional financing on satisfactory terms or that the price of our common stock will be at a price level to permit the Company to call its warrants, in which case we would be forced to curtail operations.

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

Upon consummation of the IPO the principal amount of the notes and accrued interest payable thereon automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share. As a result of the conversion of the notes into shares of common stock, a non-cash interest expense of approximately $2.2 million resulting from the amortization of the original issue discount and debt issuance costs was incurred at the consummation of the IPO. Additionally, upon consummation of the IPO, all of the private warrants were automatically converted into a like number of warrants of the same class as the redeemable warrants sold in the IPO.

In order to facilitate the purchase and financing of our inventory, in June and July 2005 we entered into arrangements with Gain Star International Limited, a Hong Kong-based lender, and CIT Commercial Services, respectively. Under these arrangements, Gain Star acts as our agent for the purchase of our phones from manufacturers in China. Gain Star fully finances these purchases if they are backed by retailer purchase order that are approved and guaranteed by CIT. Under this arrangement, CIT does not advance funds to us or Gain Star. Instead, it makes payments to us and Gain Star only upon collection of the applicable accounts receivable. CIT guarantees payment to us and Gain Star only after a customer’s failure and inability to pay after the longest applicable maturity date.

For purchases that are not backed by CIT approved and guaranteed accounts receivable, the factory requires us to pay a 20% deposit to them in the form of a standby letter of credit or cash deposit towards the purchase price and requires us to pay the remaining amounts due and owing typically on shipment of our phones.

In addition to its direct costs for the purchase of our inventory, Gain Star also requires us to pay certain fees, commissions and charges and to reimburse it for certain of its expenses as compensation for its services as our agent. As compensation for its services, CIT requires us to pay certain factoring fees and charges and to provide it with certain credits, allowances, trade discounts and cash discounts on the face value of the accounts receivable it guarantees. Fees paid to Gain Star and CIT during the three and nine months ended March 31, 2006 were a nominal amount. The arrangement with Gain Star was terminated in April 2006.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to our March 31, 2006 unaudited financial statements included in Part I, Item I on this Form 10-Q and in Note 2 to our June 30, 2005 audited financial statements included in our definitive prospectus, dated February 1, 2006, filed on February 2, 2006. The application of these policies requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis we will evaluate our estimates including those related to revenue recognition, reserves for warrants and sales returns, research, engineering and development, bad debts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. See our definitive prospectus, dated February 1, 2006 (Registration Nos. 333-129361 333-131437) filed on February 2, 2006. There has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.	RISK FACTORS

See our definitive prospectus, dated February 1, 2006, filed on February 2, 2006. There has been no material change in this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The effective date of our registration statements, filed on From S-1 under the Securities Act (File No’s. 333-129361 and 333-131437) relating to the initial public offering of our Common Stock and Redeemable Warrants, was February 1, 2006. A total of 3,350,000 shares of Common Stock and 3,350,000 Redeemable Warrants were registered and sold in the offering which commenced on February 1, 2006 and closed on February 6, 2006. Additionally, in March 2006, we issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters. The managing underwriter for the public offering was HCFP/Brenner Securities LLC.

The Common Stock was sold at an offering price of $5.05 per share and the Redeemable Warrants were sold at an offering price of $0.05 per warrant. The aggregate offering price was $19,142,750. We incurred approximately $2.5 million in underwriting and other expenses in connection with the offering, resulting in net proceeds of approximately $16.6 million. Since the consummation of our initial public offering through March 31, 2006, we have primary used the net proceeds from the offering to purchase and build up our inventory base by approximately $1.7 million in order to meet customer orders, to provide approximately $400,000 of advances to suppliers, to purchase approximately $100,000 of property and equipment and generally for working capital purposes. We will continue to use the net proceeds from the offering as well as the proceeds from the exercise of the over-allotment option for contract manufacturing of phones and related components; for sales and marketing, including salaries of personnel; for product enhancement and new product development; for tooling; for the purchase and/or lease of office equipment; and for working capital and general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TELECOM SERVICES, INC.

May 15, 2006	By:	/s/ Bruce Hahn
Bruce Hahn
Chief Executive Officer

/s/ Bruce Layman
Bruce Layman
Chief Operating Officer and Chief Financial Officer