Form 10-K
period 2006-06-30
American Telecom Services Inc
filed 2006-09-28
CIK 1336467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

Commission File Number: 001-32736

American Telecom Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0602480
(State of incorporation	(I.R.S. Employer Identification Number)

2466 Peck Road
City of Industry, California 90601
(Address of Principal Executive Offices)
Registrant’s Telephone Number: (562) 692-3869

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share Redeemable common stock purchase warrants expiring January 31, 2011	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of December 31, 2005, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was: Not applicable as there was no market for the Registrant’s common stock as of December 31, 2005.

As of September 21, 2006 there were outstanding 6,502,740 shares of common stock.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. Factors that could cause actual results to differ from those contained in the forward-looking statements include: we only recently commenced our commercial operations; the agreements with the strategic partners that provide the communications services accessible through our phones require us to meet certain minimum requirements, which, if not met, could lead to our loss of certain material rights; our failure to quickly and positively distinguish our phone/service bundles from other available communications solutions could limit the adoption curve associated with their market acceptance and negatively affect our operations; and the other risks and uncertainties discussed in Annual Report and other reports or documents that we file from time to time with the SEC. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

-i-

PART I

Item 1	Business

General

We currently offer broadband phone (Voice-over-Internet-Protocol or “VoIP”) and prepaid long distance communications services that are bundled with our digital, cordless multi-handset phones. We sell our phone/service bundles through major retailers under our “American Telecom”, “ATS”, “Pay N’ Talk” or “Digital Clear” brand names. Our telecom platform is designed to enable seamless access to the communications services provided by our strategic partners. Our strategic partners include SunRocket, Inc., a growing provider of VoIP services, for our VoIP service offering, and IDT Corporation, an established communications carrier for our prepaid long distance service offerings. Under the agreements with each of these service providers, we receive a percentage of their monthly service revenues generated by users of our service offerings, in addition to the revenues we generate through the sale of our phone hardware. We are initially targeting the U.S. residential and small office/home office (“SOHO”) markets.

Since our formation in 2003, we devoted our resources to creating our initial phone/service bundles and establishing contractual relationships with our strategic communications services and manufacturing partners. We commenced our initial marketing efforts in 2005, focusing on securing approved vendor status with numerous national and regional retail channels. We received our initial purchase orders in September 2005 and shipments of our phones began arriving in retail stores in October 2005. Subsequent to September 2005 we received additional purchase orders and began fulfilling these orders in October 2005.

On February 6, 2006 we completed our initial public offering of 3,350,000 shares of common stock and 3,350,000 redeemable warrants. Additionally, in March 2006 we issued an additional 402,500 shares of common stock and 502,500 redeemable warrants upon the exercise of the over-allotment option by the underwriters. Each redeemable warrant entitles the holder to purchase one share of our common stock at a price of $5.05 per share. Our gross proceeds from our initial public offering totaled approximately $19.1 million. We incurred approximately $2.5 million in underwriting and other expenses in connection with the initial public offering, resulting in net proceeds of approximately $16.6 million. We are utilizing the net proceeds of the initial public offering to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations.

We recognized net revenues of $3,100,177 and incurred cost of revenues of $1,801,565 during the year ended June 30, 2006, substantially all of which was attributable to the sale of our prepaid long distance phone/service bundles. Our selling, general and administrative expenses and other expenses during the year ended June 30, 2006 were $7,036,658 in the aggregate, inclusive of $2,326,519 of expenses related to interest, amortization of debt discounts and amortization of debt issuance costs.

We were incorporated under the laws of the State of Delaware on June 16, 2003. Our principal offices are located at 2466 Peck Road, City of Industry, California, 90601 and our telephone number is (562) 908-1287.

Industry Overview

The residential and SOHO communications service markets are characterized by a demand for cost-efficient and feature-added communications services. We believe that consumers in this marketplace readily seek to avail themselves of technologies and solutions that:

•	drive down and/or control their communications costs; and

•	serve to enhance their quality of life and productivity.

  VoIP Services

VoIP is a technology that can be used instead of the traditional phone network for the delivery of voice-based communications services. VoIP technology translates voice into data packets, transmits the packets over data networks, including the Internet, and converts the data packets into voice at the destination. Unlike traditional phone networks, VoIP does not use dedicated circuits for each phone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously.

The VoIP industry has grown dramatically from the early days of calls made through personal computers. We believe that the growth of VoIP will continue to be driven primarily by:

•	increasing consumer demand worldwide for lower cost phone service;

•	improving quality and reliability of VoIP calls fueled by technological advances, increased network development and greater bandwidth capacity;

•	continuing domestic and international deregulation, opening new market opportunities for VoIP services;

•	new product innovations that allow VoIP providers to offer services not currently offered by traditional phone service companies; and

•	growing demand for long distance communication services driven by the increased mobility of the global workforce.

  Prepaid Long Distance Services

Prepaid long distance services, such as those available via debit and rechargeable calling cards, are well established and used throughout the world. We believe consumers that typically use prepaid long distance services as their primary means of making long distance phone calls do so because of the competitive rates and reliable service afforded thereby and because such prepaid services afford easy monitoring and budgeting of long distance spending.

Our Phones and Services

  Our VoIP Offering

Our broadband phone/service bundle provides customers with a multi-handset, plug-and-play, broadband phone, a phone number and VoIP-based communications services, including inbound and outbound local calling service, long distance service, enhanced 911 emergency calling (which routes calls directly to emergency operators along with caller address information and automatic phone number identification) and other standard and competitive services.

Our VoIP services in the United States are provided by SunRocket. SunRocket is a VoIP communications service provider founded by former executives of MCI, Inc. Under the terms of our agreement with SunRocket, purchasers of our broadband phones are offered an exclusive, low-cost rate plan. Our customers are offered low-cost rate plans marketed by SunRocket to its customers. We receive an agreed-upon percentage of SunRocket’s monthly service revenues generated by users of our broadband phones, whether our customers utilize the exclusive plan offered us by SunRocket or another SunRocket plan.

Most currently available VoIP services require a combination of an adapter, modem and/or router and often require cable companies and other service providers to engage in varying degrees of rewiring in the customer location in order for the VoIP service to be accessible throughout such location. However, our broadband phone, like other leading edge VoIP hardware, is plugged directly into a customer’s Internet router, without use of an adapter or additional hardware, and does not require any complex rewiring. Most models include a router eliminating the need for another device. Our broadband phone may be used in rooms other than those with an Internet connection by carrying the wireless handset from room to room in the same manner as traditional cordless phones. Our multi-handset design allows customers to add additional handsets to their system and situate extensions in other rooms without any rewiring.

Our VoIP phone/service bundle can easily be installed by customers, requires no installation appointments with the cable company or other service provider and provides services at what we believe are among the lowest rates currently available. In summary, our phones do not require peripheral computer equipment and are therefore simpler and typically cheaper. Since our phones do not require additional equipment, consumers can purchase our entire hardware package in the phone section of a department store rather than having to make purchases in multiple departments. In addition, we offer a specialized sub-$10 monthly service plan as well as a service plan with an annual or monthly fee. Accordingly, we believe our VoIP phone/service bundle represents one of the easiest and most cost-efficient means for customers to acquire VoIP service.

The multi-handset design allows customers to add additional handsets to their system with no additional wiring. The additional handsets communicate with the master handset’s base unit and only require an AC outlet for their base charger. In the future, we expect to have other broadband phones. We expect that these additional phones may include such features as an integrated router, additional ports for external phones and fax machines, Wi-Fi technologies and other technologies to simplify further the broadband phone experience of our customers.

  Our Prepaid Long-Distance Offering

Our phones that are bundled with long distance service are marketed in the United States under the brand “Pay N’ Talk.” Prepaid long distance service on these phones is accessible, on demand, with the press of the LDS (Long Distance Service) auto-key on the handset dial pad. This process provides the user with an immediate and seamless connection to prepaid long distance services provided by IDT. As a promotion, we provide a specified number of initial minutes of long distance service at no additional charge to the customer as part of the phone/service bundle. Our LDS feature differentiates our phones from others on the market by providing a simplistic and specially designed process for making long distance calls at a low flat rate.

Under our agreement with IDT, prepaid long distance service is offered to our customers at a current rate of 3.9 cents per minute for domestic calls, inclusive of all fees and taxes. International calling is available at low, competitive per-minute rates under a rate plan that IDT created for our customers. Through IDT, our customers are able to purchase a specified number of minutes or create an automatic recharge account by which additional minutes are added whenever their account balance falls below pre-set limits.

Following activation, the customer is able to make long distance calls at no additional charge until the promotion balance reaches zero. The customer has the option of adding a cash value to their account using a credit card or checking account, and IDT gives the customer the ability to set an automatic recharge for their account at a pre-set value each time their account balance falls below a pre-set limit, in addition to pay-on-demand.

Each time the customer chooses to make a long distance call they simply press the LDS auto-key on our phone. When the customer presses the LDS auto-key, the phone goes off-hook producing a dial-tone and the customer is instantly and seamlessly connected to the IDT prepaid platform. At that point, the customer is able to make a call to the extent that the customer has a positive account balance. Whenever customer balances are low, they are prompted to recharge their account and directed to the platform or a live operator to process their payment. This is an optional service that does not require the users to change their long distance carriers.

Strategic Service Providers

  SunRocket

We have an agreement with SunRocket under which SunRocket provides users of our broadband phones with VoIP communications services. Under our agreement with SunRocket, we design and configure our broadband phones to work with SunRocket’s VoIP communications services and have been granted the right to include, at our option, SunRocket’s marks and logos on our broadband phones and/or related packaging and marketing materials. These VoIP phone/service bundles are marketed and distributed by us through mass market retail channels. During the term of this agreement, subject to certain conditions, SunRocket will not provide these services to any other manufacturer or distributor for use with cordless landline phones sold in specified retail outlets where our broadband phones are available or for which we have contracted for our broadband phones to be available. SunRocket will offer purchasers of these VoIP phone/service bundles at least a prescribed minimum number of different service plans at set rates.

For each VoIP services account activated by users of our broadband phones who remain active for a period of 31 days, we receive an initial payment of between $50 and $90 from SunRocket. In addition, we receive ongoing monthly commissions of up to 25% of the net revenues received by SunRocket from end users of our broadband phones, as well as certain retail marketing co-op fees and contributions for consumer rebates in prescribed circumstances. We have the right to designate numerous identified retailers as “strategic accounts.” In the event we designate one or more retailers as “strategic accounts,” we and SunRocket may each be obligated to commit to fund certain prescribed amounts for marketing activities in connection with such strategic accounts that we select.

The initial term of this agreement expires on November 22, 2008, being the third anniversary of the date of activation of the first account of an end user using one of these phones, or earlier in certain circumstances. We have the option to extend the term of this agreement for an additional one year if we deliver prescribed minimum service account activations during the initial term.

  IDT

We have an agreement with an affiliate of IDT Puerto Rico & Co. under which IDT provides users of our prepaid long distance phone/service bundles with prepaid long distance communications services. During the term of this agreement, IDT will not provide these services to any other manufacturer or distributor for use with cordless landline phones sold in retail outlets where our phones are available or for which we have contracted for our phones to be available. Under our agreement with IDT, we design and configure these phones to work with IDT’s prepaid long distance communications services platform designed to our specifications and have been granted the royalty-free right to use IDT’s marks on related packaging and marketing materials. These bundled phone/prepaid long distance service offerings will be marketed and distributed by us in such manner and through such channels as we determine in our discretion. IDT will offer purchasers of these bundled phone/prepaid long distance service offerings calling rates which we believe to be among the lowest generally available.

Under the terms of this agreement, we have upfront payment obligations that we must make to IDT for promotional minutes upon activation of each customer account equal to 75% of the total value of promotional minutes. IDT handles all customer service interaction, billing the customer for all services and remitting a portion of the net revenues to us on a regular basis. IDT is restricted from marketing any other services to our customers without our consent and cooperation, and we would expect to negotiate similar commission arrangements with respect to such other services in connection with giving our consent. We also must deliver at least 150,000 account activations by December 31, 2006, otherwise IDT will be entitled to, among other things, renegotiate or terminate the agreement. We retain the right to bundle similar communications services provided by other service providers with our phones. We receive 25% of IDT’s net monthly service revenues generated by users of our telephones.

The initial term of this agreement expires on the second anniversary of the date of activation of the first account of an end user using one of these phones, or earlier in certain circumstances. The agreement will automatically and continually renew for additional one-year periods unless terminated by either party by written notice given at least 30 days prior to the end of the then current term.

  Our Strategy

We believe that currently there are a limited number of providers of bundled communications phone/service offerings through mass market retail. Our objective is to expand and become a leader in the market for converged communications/hardware solutions by combining our phones with attractively priced service offerings, thereby creating a compelling proposition for value purchasers. Key elements of our strategy include:

•	developing high-quality end user communications hardware that enhances the accessibility and utility of the communications services with which our hardware is bundled;

•
expanding our existing relationships with SunRocket and IDT by expanding the communications services that are bundled with our hardware, expanding our joint marketing initiatives and increasing the retail distribution channels which we provide;

•	establishing relationships with other providers of communications services inside and outside of the United States;

•
obtaining retail shelf space and Internet presence for our bundled communications phone/service offerings by utilizing our management’s broad retail experience and providing retailers the opportunity to share in our service revenues; and

•
utilizing our management’s extensive manufacturing and sourcing experience (particularly in China) to expand and diversify our supplier base for phone hardware, services and technology in order to maximize cost efficiency and support the diversification of our bundled communications phone/service offerings.

Since we are seeking to introduce new phone/service bundled offerings into a rapidly evolving communications market, we may not be successful in implementing some or all of the elements of our strategy.

Design and development

  Phones

Value-priced consumer electronics, including phones, typically have common technical features. Competition in this segment is therefore more dependent on product design, visual appeal and price. As such, we recognize that superior product design provides an important competitive advantage. We believe that, in addition to our bundled telecommunications services, the superior design and style of our phones distinguish them from those of our competitors in the value-priced category and help drive consumer purchasing decisions.

We believe that the enhancement and extension of our existing phones and the development of new phones will contribute to our future growth and will be necessary for our success. In cooperation with our manufacturers, we will regularly focus on product design. We also will evaluate new ideas and seek to develop new phones and improvements to existing phones to satisfy industry requirements and changing consumer preferences.

Our phones incorporate design and manufacturing specifications that adapt and implement available technology features in order to satisfy anticipated customers’ requirements for quality, product mix and pricing. We will work closely with both retailers and suppliers to identify trends in consumer preferences and to generate new product ideas as needed.

We also highlight the design and style features of our phones with detailed descriptions and illustrations on packaging, which we believe further distinguishes our phones from those of our competitors. We believe that this packaging strategy makes our phones more attractive to consumers and facilitates an understanding of the product features in retail locations where salespersons may not be available to provide detailed explanations and demonstrations.

We currently offer twelve traditional and five Internet VoIP phone models.

  Services

We have worked with SunRocket to develop new rate plans for VoIP service and enhance their service offering and capability to service our customers.

We have similarly worked with IDT to design our Pay N’ Talk prepaid long distance phone/service bundles. An important part of this joint effort was the development of a rate plan for our customers that offered a unique value proposition when bundled with our phones. We and IDT have taken IDT’s key expertise in customer service and back office services, and IDT’s low long distance and international calling rates, and used them as the foundation for the Pay N’ Talk offering. IDT’s back office systems provides refined payment and usage fraud control systems, bilingual and highly scalable call center infrastructure and economies of scale that allow us to offer our customers rates that, at this time, are among the lowest available in the industry.

We expect that as our relationships with SunRocket and IDT progress, we will work closely with these service providers to develop new service offerings and marketing programs based on our hardware bundles with their communications service offerings.

Sales and distribution

Our initial marketing efforts have focused on securing approved vendor status with numerous national and regional retail channels. A vendor must obtain approved status before retailers will purchase from such vendor. To date, we have obtained approved vendor status from retailers such as Staples, Brooks/Eckerd, Target.com, Sears, OfficeDepot, Staples, QVC and Tiger Direct. The achieving of approved vendor status does not create an obligation on the part of the retailer to purchase our phone/service bundles or open their distribution channels to us. Our current customers include Staples, CVS, Target, Brooks/Eckerd, Sears, QVC and Tiger Direct, which, collectively, offer our product bundles for sale at approximately 9,000 locations.

We seek to sell our phone/service bundles to retailers in the following categories:

•	Office superstores;

•	Electronics stores;

•	Drugstore chains;

•	Do-it-yourself retailers;

•	Mass retailers and department stores;

•	Internet-based retail distribution outlets;

•	Live shopping networks; and

•	Direct marketers.

We offer some retailers a percentage of the service revenue commission we receive from our communications service providers and a percentage of the subscriber placement fees that we will receive from our VoIP service provider in connection with the purchase of VoIP services by users of our broadband phones. These payments to retailers will be in addition to any revenue they receive solely from the sale of our phones.

We are equipped to receive orders from our major accounts electronically or by the conventional modes of facsimile, phone, email or mail. Phones imported by us are shipped by ocean freight and stored in, and subsequently shipped to customers from, facilities maintained by Databyte Technology, Inc., an unaffiliated entity, which provides us with warehousing, distribution, customer support services and our executive offices under an agreement that will expire in October 2007, in exchange for two percent of our net sales (defined as our gross sales shipped and collected during a period less returns and allowances, cooperative advertising, promotional allowances, sales commissions and cash discounts) and our reimbursement of Databyte’s pre-approved actual packaging, customs, freight and toll-free telephone costs. If required, we may contract with public warehouse facilities. All product received by us are automatically updated into our inventory system.

Marketing

Our strategy is to initially gain entrance to new retail accounts with one or more phone/service bundles and thereafter introduce such accounts to additional phone/service bundles that we develop. Our goal is to become the primary supplier to retailers of phone/service bundles for the residential and SOHO markets.

Our retail accounts place advertisements that generally promote our brand names in newspapers and other publications, catalogs and flyers and by displaying point-of-purchase advertising. Under such co-op advertising arrangements, we generally pay the retailer a percentage of the retailer’s sales of our product bundles featured in such advertising. We market our product bundles to retailers at trade shows, including the Consumer Electronics Show held in Las Vegas, Nevada in January of each year. We also market our product bundles to consumers by means of direct response television and radio commercials. We expect that our service providers will continue to invest heavily in their brands. The brands of our service providers will appear in our retailers’ ads for our bundles, through their purchase of television ads, radio ads, print ads, billboard ads and mailers. Each of our service providers has granted us the royalty-free use of its brand name. Some of our service providers also contribute to one or several hardware rebates, co-op advertising arrangements, as well as key-city advertising funds.

Future Marketing, our affiliate, assists in the development and execution of our marketing plans, manages our accounts, assists in our product development and handles our back-office customer functions. In addition, a portion of our sales will also be made through independent sales representatives who will receive sales commissions and work closely with our sales personnel.

Manufacturing

We are responsible for the final design and specifications of all of our phones. Actual assembly is performed by one or more of our five current independent manufacturers in accordance with specifications mandated by us. Our primary independent manufacturer is Giant International, a subsidiary of the Elite Group, which is located in China and has been manufacturing telecommunications phones for more than 25 years. The Elite Group develops and manufactures phones for many companies, including British Telecom, Motorola and Avaya. We may change suppliers from time to time as market conditions require. We expect that our suppliers will assemble phones with components that they purchase from third parties who manufacture these types of components. We have no agreements or arrangements with component suppliers. We believe that this is the standard method of operating and contracting for the manufacture of phones in the consumer electronics industry. During production, our employees coordinate with the independent manufacturers’ facilities to monitor and facilitate timely manufacture and delivery of phones produced to our specifications. Through Bruce Hahn, our Chief Executive Officer, and Yu Wen Ching, our President of Manufacturing and Sourcing (who has more than 25 years of manufacturing experience in Asia), we believe we have established good relationships with our contract manufacturer and component suppliers and believe that, absent unusual circumstances affecting the supply of materials or the demand on manufacturing time, the supply of phones will be available. We do not currently maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We may, however, enter into such long-term contracts in the future. The loss of our primary supplier could, in the short-term, materially and adversely affect our business until alternative supply arrangements could be secured.

Quality Control

We will employ and/or contract with a quality control inspector who inspects our phones before each shipment is sent from our manufacturers to ensure that such phones meet both our quality standards and industry standards. Additionally, our quality control team will randomly do a second quality control inspection when our phones arrive in the United States. If those persons conducting quality control for us believe that the tested phones do not meet our standards and industry standards, such phones will not be accepted by us for shipment to our customers and will be returned to the manufacturer.

Product Returns and Warranty Claims

We offer our customers a one-year warranty. We accept returns from our customers in accordance with customary industry practices. If an item is returned, we will generally not repair the item, but will generally return it to the manufacturer for either credit or exchange. We have the ability to return defective phones to the manufacturer for either credit or exchange.

Backlog

Orders on hand from customers at June 30, 2006 aggregated $2,382,396. We expect to ship substantially all of such orders by December 31, 2006. Management believes that if the proper funding is in place, backlog should not be a significant factor in our operations. Notwithstanding the foregoing, the ability of management to accurately estimate and provide for inventory requirements will be essential to the successful operation of our business.

Intellectual property

We have applied to register “Pay N’ Talk”, “Sweet Talk”, “Digital Clear” and “Digital Clear Voice” as trademarks. We have also applied for two patents for certain methodologies related to our prepaid long distance and broadband phone services.

Regulation

  Regulation of IP Telephony

The use of the Internet and private Internet protocol (IP) networks to provide phone service is a relatively recent market development. While the provision of voice communication services over the Internet and private IP networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet or using private IP networks. Increased regulation of the Internet may slow its growth, particularly if many countries impose restrictive regulations. Increased regulation of the Internet and/or IP telephony providers or the prohibition of Internet and IP telephony in one or more countries, more aggressive enforcement of existing regulations in such countries or the failure of our network partners to comply with applicable regulations could materially adversely affect our business, financial condition, operating results and future prospects.

  United States Regulatory Environment

We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that we will make available to purchasers of our broadband phones will constitute information services (as opposed to regulated telecommunications services). Therefore, such services are not currently regulated by the Federal Communications Commission (FCC) or state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of the services we will make available may be subject to state or federal regulation, including regulation governing universal service funding, payment of access charges, disclosure of confidential communications and tax issues. We cannot assure you that such services will not be regulated in the future. Several efforts have been made or are currently being considered in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet.

In addition, the FCC is currently considering reforms to universal service funding and may consider whether to impose various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. On May 19, 2005, the FCC gave Internet phone companies four months to provide 911 service to their customers and ordered incumbent carriers to make emergency networks accessible to VoIP providers. The four-month period began from date of publication of the FCC’s order in the federal register in July 2005. SunRocket, our VoIP service provider, already provides such service to its customers. The FCC is also currently considering reforms to law-enforcement agency regulations and may consider whether to impose various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. The FCC has stated that the development of new technologies, such as IP telephony, may increase the strain on universal service funding and emergency services provisioning and hinder law enforcement agencies activities. In that regard, the FCC is currently reviewing whether to extend universal service, emergency services provisioning, and/or law-enforcement agency assistance obligations to non-traditional providers such as facilities-based and non-facilities-based providers of broadband Internet services.

Several carriers have asked the FCC to make definitive rulings regarding the classification of their IP telephony services. In response to one of those requests, the FCC determined that a particular free, peer-to-peer IP application is an interstate information service. The FCC’s ruling applies only to that particular application and does not affect the regulatory classification of the services we offer. The FCC also has determined that IP-enabled services with certain characteristics are interstate services subject to federal jurisdiction, rather than state regulation. We cannot predict, however, that services we will make available to certain purchasers of our phones would be found by the FCC to meet the characteristics established by the FCC. In addition, the FCC has initiated a generic proceeding to investigate the legal and regulatory framework for all IP-enabled services, including IP telephony services. Thus, the regulatory classification issue is now before the FCC. Any ruling by the FCC on the regulatory considerations affecting Internet and IP telephony services will affect our operations and revenues.

If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC might require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, implement new hardware and/or software to aid emergency services response and aid law enforcement agencies and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation, which would apply to Internet and

IP telephony providers. Despite the FCC’s actions, state regulatory authorities may also retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such. Many of the states that have looked at the regulation of IP telephony services have deferred consideration of the issue pending the outcome of the FCC’s proceedings.

However, at least one state has ordered that access charges apply to the termination of IP telephony calls provided by a particular carrier and another state has ordered an IP telephony provider to submit to state regulation. The latter decision later was overturned in federal district court and the district court’s decision was upheld by a federal court of appeals. Another federal district court also issued a preliminary injunction in response to another state’s attempt to force an IP telephony provider to submit to state regulation. A permanent injunction currently is being reviewed by the federal district court. In addition, several state commissions have participated in the FCC’s proceedings and have advocated imposing traditional common carrier regulation on Internet and IP telephony providers. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues.

  International Regulatory Environment

The regulatory treatment of Internet and IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit Internet and IP telephony. Other countries permit, but regulate, Internet and IP telephony. Some countries will evaluate proposed Internet and IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries Internet and IP telephony has not yet been addressed by legislation or regulatory action.

In 2003, the European Commission adopted directives for a new framework for electronic communications regulation that, in part, attempt to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony services may be regulated like traditional telephony services while others may remain free from regulation. The European Commission currently is reviewing how IP telephony services fit into the New Regulatory Framework. Although it has been suggested that a “light touch” to regulation be taken, we cannot predict what future actions the European Commission and courts reviewing the New Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

We currently do not have any agreements to sell our phone/service bundles outside the United States.

  Electrical Safety Standards

Most of our retailers (as well as several state and local authorities) will require that our phones meet the electrical safety standards of the Underwriters Laboratories, Inc. or ETL Testing Laboratories. We will ensure that all of our phones sold in the United States which require electrical safety approval are registered with the Underwriters Laboratories, Inc. or ETL Testing Laboratories. Our phones sold for use in the United States must be registered with and approved by the Federal Communications Commission. We do not anticipate experiencing any difficulty in satisfying such standards.

Competition

To our knowledge, we have no direct competitors that offer telephone equipment bundled with prepaid long distance service. We believe that providers of long distance telephone services, such as AT&T, MCI and Sprint, and providers of prepaid phone cards indirectly compete with our prepaid long distance phone/service bundles.

Through our phone/service bundles, we compete directly with providers of VoIP services, such as Vonage. Most currently available VoIP services require some combination of an adapter, modem and/or router and often require cable companies or other service providers to engage in varying degrees of rewiring in the customer location to establish VoIP service. Our cordless broadband phone, however, is plugged directly into a customer’s Internet router or modem, without use of an adapter or additional hardware, and does not require any complex rewiring. Our VoIP phone/service bundle can easily be installed by customers and requires no installation appointments with the cable company or other service provider. Our broadband phone may be used in rooms other than those with an Internet connection by carrying the wireless handset from room to room in the same manner as traditional cordless phones. Our multi-handset design allows customers to add additional handsets to their system and place extensions in other rooms without any rewiring. SunRocket provides VoIP services at what we believe are among the lowest rates currently available. Accordingly, we believe our VoIP phone/service bundle represents one of the easiest and most cost-efficient means for customers to acquire VoIP service.

We seek to effectively compete on the basis of price, through the bundling of both phones and service and through our ability to secure access to retail sales and distribution channels. Accordingly, we have adopted a marketing strategy that targets the value-priced segment of the communications market, which is particularly price sensitive.

We believe that our ability to sell our phone/service bundles generally is dependent on our ability to secure shelf space at retailers, create and implement effective marketing plans, and manufacture and ship our phones at a cost that allows our phones to be offered to consumers at attractive retail prices. We compete with numerous other manufacturers and sellers of phone hardware for shelf space and consumer interest. Many of these competitors are well-established, have long-existing relationships with retailers and resources and brand recognition that is significantly greater than ours. Further, we believe that the quantity and breadth of phone choices has fueled and will continue to fuel downward pressure on phone prices. Many sellers of phones also will have the ability to subsidize pricing through their sales of other products and services. In addition, providers of communications services may elect to provide phone hardware free to users of their communications services.

We believe that our ability to sell our phone/service bundles also is dependent on the competitiveness of the services accessible through our phones. The communications services accessible through our phones will compete with the communications services offered by numerous other companies. Such other communications providers may offer better features, lower pricing or better quality services than ours. Many of the communications service providers with which we will compete control their own communications networks and over time will be able to reduce and control the costs of providing their services. Our VoIP service competes with both traditional phone services and VoIP services provided by other VoIP service providers. The companies currently offering or likely to offer VoIP services are cable companies, traditional phone companies and Internet service providers. These types of providers often will have the ability to subsidize the pricing of their services through their sales of other services. Some of these companies may offer their VoIP services free of charge in advertising-subsidized models or when packaged with other services they provide.

Many of our competitors in the industry have dominant market positions and are very well capitalized. Our competitors may introduce similar phone/service bundles. Our competitors may not rely on external financing or relationships with independent manufacturers or communications services providers to the same extent as our company, which could provide them with greater competitive flexibility. Furthermore, our competitors may have cost advantages depending on labor costs, currency exchange rates and other factors in the countries where their manufacturing operations take place, relative to the countries where our phones are manufactured.

Employees

As of June 30, 2006, we had 12 employees, including our executive officers. Of such 12 employees, 3, including one executive officer, reside in China. None of our employees are subject to collective bargaining agreements or represented by a union. We consider our relations with our employees to be good.

Item 1A	Risk Factors

Risks Related to our Business

We only recently commenced our commercial operations, have a very limited operating history.

We were incorporated in June 2003 and only recently completed the development of our first phones and secured our initial strategic relationships with communications service and manufacturing service providers. We have only recently received our first purchase orders and made initial shipments of our phones in September 2005. We generated revenues of $3,100,177 and $0, respectively, for the years ended June 30, 2006 and 2005. Revenue from the sales of our phones is recognized when title and risk of loss transfer to our retail customers in accordance with the terms of an agreement, assuming all other revenue recognition criteria are met based on our revenue policy. We have a very limited operating history upon which you can evaluate our business strategy or future prospects. Our ability to generate revenues going forward that are capable of supporting our operations without financing sources will depend on whether we can successfully commercialize our phones and make the transition from a development stage company to an operating company. We may not achieve and/or sustain profitability. As we operate in a rapidly evolving industry, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned.

The agreement with one of our strategic partners that provide the communications services accessible through our phones require us to meet certain minimum requirements, which, if not met, could lead to our loss of certain material rights.

Under our agreement with IDT, users of our phones must activate at least 150,000 accounts by December31, 2006. If we do not meet this requirement, IDT, in its discretion, may terminate our agreement or renegotiate its terms. Although arrangements similar to those we currently have with our strategic partners may be readily available from other communications providers, we cannot assure you that we would be able to secure such alternate arrangements on a timely basis or at all or efficiently configure our phones to work seamlessly with such services. Our failure to maintain our agreement with IDT or to secure alternate arrangements with other communications service providers if needed on substantially similar terms could materially adversely affect our ability to favorably price our offerings to customers and could harm our operating margins and financial results.

If we are unable to effectively manage the transition from development stage to commercial operations, our financial results will be negatively affected.

For the period from our inception in June 2003 through June 30, 2006, we have incurred aggregate net losses of $5,933,352, inclusive of a non-cash charges of $2,424,366 resulting from the amortization of the carrying value of the original issue discount due to the immediate conversion upon our initial public offering of the notes issued in our prior private placements into shares of common stock and the amortization of the carrying value of debt issuance costs. Our losses are expected to increase in the short term as we commence full scale manufacturing, marketing and deployment of our phone/service bundles and transition from a development stage company to an operating company. As we make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and physical resources. As a result, we will need to expend additional funds to secure necessary assets and hire additional qualified personnel for our marketing activities, for the development of appropriate control systems and for the expansion of our information technology and operating infrastructures. Our inability to secure additional resources and personnel, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

Our failure to quickly and positively distinguish our phone/service bundles from other available communications solutions could limit the adoption curve associated with their market acceptance and negatively affect our operations.

We may be slow to achieve, or may never achieve, market acceptance for our phone/service bundles. Failure to distinguish our phones and services from competing communications solutions would hinder market acceptance of our phone/service bundles. Meaningful numbers of customers may not be willing to adopt our phones and services until they have been proven, both initially and over time, to be viable communications solutions. There is also no way to determine the adoption curve that will be associated with our phone/service bundles. Non-acceptance or delayed acceptance of our phones and/or services could force reductions in contemplated sales prices of our phones, reduce our overall sales and gross margins and negatively affect our operations and prospects.

We may not be able to meet our future capital requirements solely through revenues generated from our operations, and the cost of additional equity or debt capital could be prohibitive or result in dilution to existing securityholders.

Our business model is capital intensive, requiring significant expenditures ahead of projected revenues. Based on our current operating plan, we anticipate that the net proceeds of our initial public offering, together with anticipated revenues from operations and accounts receivable financing that we believe will be available to us, will allow us to meet our cash requirements until at least December 2007. If revenues from operations are not sufficient to meet all of our capital needs after such time, we will need to obtain additional sources of capital. Further, if the assumptions currently underlying our business plan prove incorrect, we may need to seek additional financing prior to that time. In addition, if and when we achieve initial market acceptance for our initial phone/service bundles, we may desire to accelerate our growth to take advantage of increasing demand. Accordingly, we may wish to raise additional capital to offset increased capital expenditures and costs associated with accelerated growth. Any source of additional capital could be in the form of public or private equity or debt financing. Such financing may not be available to us on commercially reasonable terms, or at all. If additional capital is needed and is either unavailable or cost prohibitive, we may need to change our business strategy or reduce or curtail our operations. In addition, if we raise additional funds by issuing equity securities, our securityholders will experience dilution.

Our business may be materially and adversely affected by our incurrence of debt.

In order to finance the potential growth of our business, we may incur debt, including loans or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding, poor business performance or lower than expected cash inflows could materially and adversely affect our ability to fund the operation of our business. Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing other sources of funding;

•
we may need to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•
if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new phones, sell assets and/or forego business opportunities.

Our inability to establish cost-effective sales channels would negatively affect our revenue potential.

While we have secured approved vendor status with numerous national and regional retailers, there is no obligation for these retailers to purchase our phone/service bundles or open their distribution channels to us. We currently have only limited internal sales, marketing and distribution capabilities. In order to commercialize our phones and services, we will have to develop a sales and marketing infrastructure and/or rely on third parties to perform these functions. To market directly, we will have to develop a marketing and sales force with technical expertise, which would require the dedication of significant capital, management resources and time. We could also be required to expend significant capital and other resources in developing third-party distribution channels. Further, any agreement to sell our phones and services through a third party could hamper our ability to sell our phones and services to that third party’s competitors. We may not be able to establish an appropriate sales force or make adequate third-party distribution arrangements. Our failure to do so would limit our ability to expand sales and would negatively affect our operations, financial results and long-term growth.

Failure to obtain satisfactory performance from our strategic and contract manufacturing partners and other third party vendors on whom we will be dependent for our phones and services could cause us to lose sales, incur additional costs and lose credibility in the market place.

We rely on third-party sources to manufacture our phones and on third-party communications service providers to provide users of our phones with communications services. The failure of any of these third party providers to perform satisfactorily or the loss of any of them could cause us to fail to meet customer expectations, lose sales and expose us to product and service quality issues. In turn, this could damage our relationships with customers and harm our reputation, business, financial condition and results of operations. If our third-party providers increase their prices and we do not have access to alternative providers, we could be required to raise the price of our phone/service bundles to customers to cover all or part of the increased costs. Our inability to obtain phones and services at the prices we desire could hurt our sales and lower our margins. Generally, we do not own or control the vast majority of the equipment, tools and molds used in the manufacturing process. As a result, difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could harm our operations. Our operations would be adversely affected if we were to lose our relationships with our primary suppliers, if our suppliers’ operations were interrupted or terminated, or if overseas or air transportation services were disrupted, even for a relatively short period of time. We do not expect to maintain a product inventory that is sufficient to provide protection for any significant period against an interruption of the supply of our hardware.

We currently rely on a limited number of manufacturers for the production of our phone hardware and a limited number of service providers for the provision of the communications services accessible through our phones and the loss of any of their services could be disruptive to our operations.

We currently rely substantially on one outside manufacturer to produce our phone hardware and on SunRocket and IDT for the provision of the communications services accessible through our phones. The loss of service of any of our suppliers would require us to find alternative suppliers. While we believe such alternative suppliers are readily available, securing relationships with alternative suppliers and integrating them into our business process would take time and could require us to make significant expenditures.

Since our hardware is sourced from parties outside of the United States, we face certain risks inherent in conducting business in foreign countries.

We produce our phones under manufacturing arrangements with third-party manufacturers, including those located in China. Our reliance on our third-party manufacturers to provide personnel and facilities in their country of operations and the potential imposition of quota limitations on imported goods from certain Asian countries expose us to certain economic and political risks, including transportation delays and interruptions, political instability, the business and financial condition of our third party manufacturer, the possibility of expropriation, supply disruption, currency controls, and currency exchange fluctuations, changes in tax laws, tariffs, and freight rates, as well as strikes, work slow downs, or lockouts at ports where our phones arrive in the United States. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to purchase our phones from foreign suppliers at a price that will enable us to sell those phones profitably.

We may not be successful if the Internet is not adopted by a significant number of users as a means of communications.

If the market for IP-based communications and the related services that we will make available does not grow at the rate we anticipate or at all, we will not be able to realize our anticipated revenues with respect to our broadband phones. To be successful, IP-based communications require validation as an effective means of communication and as a viable alternative to traditional phone service. Demand and market acceptance for newly introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional phone service for reasons including:

•	inconsistent quality or speed of service;

•	traffic congestion on the Internet;

•	potentially inadequate development of the necessary infrastructure;

•	lack of acceptable security technologies;

•	lack of timely development and commercialization of performance improvements; and

•	unavailability of cost-effective, high-speed access to the Internet.

A significant number of the companies with which we compete have substantially greater resources and longer operating histories than we do, and we may not be able to compete with them effectively, even if our phones and services are technically superior.

We engage in an intensely competitive business that has been characterized by price erosion, rapid technological change and foreign competition. We compete with major domestic and international companies. Many of our competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess. Emerging companies also may increase their participation in the phone hardware or communications service markets. Our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	the quality, performance, reliability, features, ease of use, pricing, and diversity of our phones and the communications services accessed through them;

•	our ability to address the evolving demands of our customers;

•	our success in designing and manufacturing new phones, including those implementing new technologies and services;

•	the availability of adequate sources of raw materials, finished components, and other supplies at acceptable prices;

•	our suppliers’ efficiency of production;

•	new product introductions by our competitors;

•	the number, nature, and success of our competitors in a given market; and

•	general market and economic conditions.

Decreasing telecommunications rates may diminish or eliminate any competitive pricing advantage we may have previously established.

International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we expect to operate, and we anticipate that rates will continue to be reduced in all of the markets in which we expect to do business. Decreasing telecommunications rates may diminish or eliminate any competitive pricing advantage we may have previously been able to establish for the communications services available to our hardware users. Purchasers who select our services to take advantage of the current pricing differential between our rates and rates otherwise available to them for the same service may not purchase our phones if such pricing differentials diminish or disappear. In addition, rate decreases would reduce our gross profit margin from the services we make available to purchasers of our phones and services.

Government regulation and legal uncertainties relating to VoIP telephony could harm our business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. For some of our phones, we will offer voice communications to the public for international and domestic calls using VoIP telephony. Based on specific regulatory classifications and recent regulatory decisions, we believe such services qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of VoIP telephony has led to close examination of its regulatory treatment in many jurisdictions, making the legal status of such services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in the jurisdictions in which we expect to operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as our communications service providers to provide services or to increase the cost of providing such services. In addition, such services may be subject to regulation if regulators distinguish between phone-to-phone telephony service using VoIP and other technologies over privately-managed networks, such as our services, and integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to our service providers could increase our cost of doing business or otherwise prevent or restrict us from delivering our services through our current arrangements. Such regulations could limit our service phone/service bundles, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively.

If we don’t enhance our phone/service bundles and develop new phones and services to keep pace with rapid technological and consumer demand changes in the communications industry, we may lose any market share we were previously able to establish.

Our industry is subject to rapid changes in technology and consumer demand. We cannot predict the effect of technological changes or the changes of consumer demand on our business. In addition, widely accepted standards have not yet developed for the technologies we use, such as VoIP. We expect that new services and technologies will emerge over time in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we make available, or these new services may render the services and technologies that we make available obsolete or less attractive to consumers. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we make available and by developing new services and technologies to meet consumer needs.

The loss of any of the members of our management or certain other key personnel could harm our business.

Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management and technical personnel. Although we have acquired $3,000,000 of key-person life insurance on the life of Bruce Hahn, our Chief Executive Officer, the loss of his services or the services of other existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect our business prospects. We cannot provide assurance that we will be able to retain our current personnel or that we will be able to attract and retain necessary additional personnel. Our internal growth and the expansion of our product lines will require additional expertise in such areas as product design, operational management, and sales and marketing. Such growth and expansion activities will increase further the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. Our failure to attract and retain personnel possessing the requisite expertise or to develop such expertise internally could adversely affect the prospects for our success.

Our business may suffer if it is alleged or found that our phones infringe the intellectual property rights of others.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, from time to time we may receive notice that a third party believes that our phones may be infringing certain trademarks, patents or other intellectual property rights of that third party. We may also be contractually obligated to indemnify our customers or other third parties associated with our phones in the event they are alleged to infringe a third party’s intellectual property rights in connection with our phones. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Thus, even if our phones do not infringe, we may elect to take a license or settle to avoid incurring such costs. In the event our phones are infringing upon the intellectual property rights of others, we may elect or be required to redesign our phones so that they do not incorporate any intellectual property to which the third party has or claims rights. As a result, some of our phone/service bundles could be delayed, or we could be required to cease distributing some of our phones. Alternatively, we could seek a license for the third party’s intellectual property, but it is possible that we would not be able to obtain such a license on reasonable terms, or at all. Any delays that we might then suffer or additional expenses that we might then incur could adversely affect our revenues, operating results and financial condition.

Risks Related our Common Stock

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and redeemable warrants are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of analyst coverage for our company, and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

•	must make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our stock will be significantly limited. Accordingly, the market price of our stock may be depressed, and you may find it more difficult to sell your shares.

Future sales of our common stock may cause the prevailing market price to decrease and impair our capital raising abilities.

As of June 30, 2006, 5,328,167 shares of our common stock were issuable upon exercise of outstanding redeemable warrants at an exercise price of $5.05 per share, 240,000 shares of our common stock were issuable upon exercise of outstanding stock options at a weighted average exercise price of $4.79 per share, 55,000 shares of common stock were issuable upon exercise of warrants issued to non-employees at a weighted average exercise price of $4.20 per share, and 670,000 shares of our common stock were issuable upon full exercise of the purchase option issued to the representative of our initial public offering (including exercise of the redeemable warrants underlying the purchase option) at an exercise price of $6.31 per share and $0.0625 per redeemable warrant. As of June 30, 2006, 325,000 shares of performance accelerated restricted stock (“PARS”)were also outstanding. An aggregate of 2,225,907 shares of common stock and 1,475,667 redeemable warrants have been registered for resale. Except for 79,926 shares and 58,333 redeemable warrants beneficially owned by Lawrence Burstein, our Chairman, which shares and warrants are subject to the lock-up agreement described in the following sentence, such shares and warrants are currently saleable into the market. Our officers, directors and principal securityholders and certain of their family members have entered into lock-up agreements with the representative by which they have agreed not to sell or otherwise dispose of any shares of our common stock (other than an aggregate of 200,000 shares as a group) until January 31, 2007. After this lock-up period, however, these securityholders may sell their shares. We cannot predict whether substantial amounts of our common stock and/or warrants will be sold in the open market in anticipation of, or following, any future divestiture of our shares by these or other of our officers, directors or principal securityholders. In addition, we have more than 26,879,093 million shares of our common stock authorized and not yet issued or reserved against. In general, we may issue all of these shares, as well as 5,000 shares of preferred stock which may have rights and preferences superior to that of our common stock, without any action or approval by our securityholders. If a large number of shares of our common stock are sold in the open market, or if the market perceives that such sales will occur as a result of any of the foregoing, the trading price of our common stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock.

Failure to maintain a current prospectus relating to the common stock underlying the redeemable warrants may deprive the redeemable warrants of any value and the market for the redeemable warrants may be limited.

No redeemable warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the redeemable warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the redeemable warrants. Under the terms of the warrant agreement, we have agreed to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the redeemable warrants until the expiration of the redeemable warrants. However, we cannot assure you that we will be able to do so. The redeemable warrants may be deprived of any value and the market for the redeemable warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the redeemable warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the redeemable warrants reside. However, in no event (whether in the case of a registration statement not being effective or otherwise) are we required to net cash settle a redeemable warrant exercise.

Our officers, directors and affiliated entities own a large percentage of our company, and they could make business decisions with which you disagree that will affect the value of your investment.

Our executive officers and directors, in total, beneficially own approximately 19.1% of our outstanding common stock. These securityholders will be able to influence significantly all matters requiring approval by our securityholders, including the election of directors. Thus, actions might be taken even if other securityholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

Provisions in our corporate documents and our certificate of incorporation and bylaws, as well as Delaware General Corporation Law, may hinder a change of control.

Provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

•	a classified board of directors that cannot be replaced without cause by a majority vote of our securityholders;

•
our board of director’s authorization to issue shares of preferred stock, on terms as the board of directors may determine, including terms superior to those provided by our common stock, without securityholder approval; and

•	provisions of Delaware General Corporation Law that restrict many business combinations.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater securityholder for a period of three years from the date it acquired that status unless appropriate board or securityholder approvals are obtained.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

Pursuant to an agreement that will expire in October 2007, Databyte Technology, Inc., an unaffiliated entity, provides us with warehousing, distribution, customer support services and our executive offices located at 2466 Peck Road, City of Industry, California, comprising approximately 25,000 square feet, in exchange for two percent of our net revenues. We believe this space is sufficient to meet our current and anticipated warehousing needs.

We occupy approximately 2,500 square feet of leased office space at Six Concourse Parkway, Atlanta, Georgia at an annual rental of approximately $56,000 through June 2009. We also occupy approximately 3,400 square feet of leased office space at DongGuan City, GuangDong, China at an annual rental of approximately $19,000 through June 2010.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings, nor have we been involved in any such proceedings since our inception.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and redeemable warrants are traded on the American Stock Exchange under the symbols “TES” and TES.WS”, respectively. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock and redeemable warrants as reported by the American Stock Exchange:

	Common Stock		Redeemable Warrants
For the quarter ended	High	Low	High	Low
March 31, 2006 *	$4.80	$4.20	$1.50	$0.76
June 30, 2006	$4.40	$3.30	$1.53	$0.90

*	Trading of the securities commenced on February 1, 2006

As of September 21, 2006, there were approximately 34 holders of record of our common stock and three holders of record of our redeemable warrants. The number of holders of our common stock and redeemable warrants does not include beneficial owners holding shares and warrants through nominee names.

We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend on various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Item 6.	Selected Financial Data:

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our audited financial statements included elsewhere herein.

Statements of Operations Data:
	For the fiscal years ended June 30,
	2006	2005	2004
Revenues	$3,100,177	$—	$—
Cost of revenues	1,801,565	—	—
Gross profit	1,298,612	—	—
Expenses:
Selling, marketing and development	2,556,011	84,813	22,058
General and administrative	2,154,128	84,435	3,000
Total expenses	4,710,139	169,248	25,058
Other expenses (income):
Interest income	(223,033)	—	—
Interest expense and bank charges	125,186	75	—
Amortization of debt discounts and debt issuance costs	2,424,366	925	—
Net loss	$(5,738,046)	$(170,248)	$(25,058)

Earnings per Share Data:
Net loss per common share:
Basic and diluted	$(1.54)	$(0.09)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,737,806	1,996,261	1,740,490

Other Financial Data:
Net cash (used in) provided by operating activities	$(5,847,855)	$780	$—
Net cash used in investing activities	(194,544)	—	—
Net cash provided by financing activities	18,364,384	50,000	—

Balance Sheet Data:
	As of
	June 30, 2006	June 30, 2005
Working capital (deficit)	$15,062,582	$(173,395)
Cash and cash equivalents	$12,372,765	$50,780
Current assets	$16,423,275	$50,780
Total assets	$16,673,546	$174,298
Current liabilities	$1,360,693	$224,175
Total liabilities	$1,360,693	$225,175
Shareholders’ equity (deficit)	$15,312,853	$(50,877)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this annual report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We were incorporated in Delaware in June 2003. Our primary business is the marketing and sale of Internet phone communications (Voice-over-Internet-Protocol or “VoIP”) services and/or prepaid long distance services that are bundled with our digital, cordless multi-handset phones. We sell our communications phone/service bundles under our “American Telecom”, “ATS” or “Pay N’ Talk” brand names. Our telecom platform is designed to enable seamless access to the communications services provided by our strategic partners. We are marketing our phone/service bundles to the retail mass market and will expand through a variety of distribution channels, including office superstores, electronics stores, mass retailers, department stores and Internet-based retail distribution outlets.

Since our inception, we have focused on development activities, principally in connection with creating customized communications services to be provided by our strategic partners to users of our phones, developing new products, securing relationships with the third-party suppliers that will manufacture our phones to our specifications and developing retail and other distribution channels.

During the year ended June 30, 2006 we had our supplier begin the manufacturing of our initial VoIP and prepaid residential long distance service phones and funded these initial manufacturing efforts from the proceeds of our initial public offering and from the net proceeds of our private placements of notes (the “Notes”) and private warrants conducted during the period from June 2005 through September 2005. We received our initial purchase orders in September 2005 and shipments of our phones began arriving in retail stores in October 2005. Both our prepaid long distance and Internet phone/service bundles are available through our retail customers.

Results of Operations

Years ended June 30, 2006 and 2005

Revenues—Revenue was $3,100,177 for the year ended June 30, 2006 and $0 for the year ended June 30, 2005. Our revenue in fiscal 2006 was composed of $3,098,004 form the sale of phone products and $2,173 of carrier revenues. In September 2005 we shipped our initial phone products which began arriving in retail outlets in October 2005. Since we only began generating significant revenues during our fourth fiscal quarter, our historical financial information is not necessarily indicative of our future financial performance.

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

Cost of Revenues—Cost of sales was $1,801,565 for the year ended June 30, 2006 and $0 for the year ended June 30, 2005. Cost of sales consists primarily of cost of phone inventory sold, and landing charges.

Gross Margin—Gross margin on the sales of phone products was $1,298,612 or 41.89% and $0 or 0.00% during the year ended June 30, 2006 and 2005, respectively. The gross margin is a result of our net revenues less the cost of the phones, including transportation costs to acquire the phone.

Selling, Marketing and Development—Selling, marketing and development expense was $2,556,011 for the year ended June 30, 2006 and $84,813 for the year ended June 30, 2005, an increase of $2,471,198.  Selling, marketing and development expenses are sales and marketing expenses directly associated with the development of sales channels. These costs consist primarily of commissions, rebates, promotional minutes, package design costs, shipping to customers and advertising as well as certain non-recurring expenses for new business development. Additionally selling, marketing and development expenses includes share-based compensation expense of $8,556 for the year ended June 30, 2006, which related to stock option grants to a consultant.

We have concentrated our efforts on establishing retail sales channels through which we sell our phones upon their commercial introduction. During the year ended June 30, 2006 we incurred $2,556,011 of expenses in connection with these efforts and will continue to incur additional, material expenses in this regard. We expect, however, that if our phones are successfully sold through our distribution channels, we will increase the allocation of our available funds in order to accelerate and enhance our marketing and sales efforts.

General and Administrative Support—General and administrative expense was $2,154,128 for the year ended June 30, 2006 and $84,435 for the year ended June 30, 2005, an increase of $2,069,693 or 2,451.23%. General and administrative expenses consist primarily of personnel costs, corporate overhead and professional fees. Additionally general and administrative expenses includes share-based compensation expense of $230,349 for the year ended June 30, 2006, which related to stock option grants to employees and directors and $141,602 which related to share-based compensation to non-employees.

During the year ended June 30, 2006 we hired our Chief Operating Officer, began recruiting key operating and customer service positions, and continued planning the development of our systems and infrastructure needs. Although we were formed in June 2003, we only began to compensate our executives in June 2005 and have incurred nominal costs for administrative support. We did not incur any expenses for leased space prior to October 2005.

Interest and Bank Charges, net—Interest and bank charges, net were income of $97,847 for the year ended June 30, 2006 and $75 of expense for the year ended June 30, 2005, an increase of $97,922 or 130,562.67%. Interest income of $223,033 during the year ended June 30, 2006 relates to income earned on cash deposits maintained at financial institutions. Interest expense of $125,186 during the year ended June 30, 2006 consists primarily of interest payable on our convertible notes and banking fees.

Amortization of Debt Discounts and Issuance Costs—-Amortization of debt discounts and debt issuance costs relate to debt discounts and issuance costs associated with our convertible notes which were issued in June 2005 and July 2005. Such costs were amortized over the life of the related debt. Amortization of debt discount and debt issuance cost were $2,424,366 and $925 for the year ended June 30, 2006 and 2005, respectively. Upon consummation of the IPO, the principal amount of the Notes and accrued interest payable thereon of $87,220 automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share. As a result of the conversion of the Notes into shares of common stock, a non-cash interest expense of $1,686,042 resulting from the amortization of the balance of the original issue discount as compared to the principal amount of the Notes was incurred at the consummation of the IPO and was charged to amortization of debt discounts at the consummation of the IPO. Additionally, the carrying value of the debt issuance costs of $472,267 as of the date of the IPO was immediately amortized and charged to amortization of debt issuance costs at the consummation of the IPO.

Net loss— Net loss was $5,738,046 ($1.54 per share) and $170,248 ($.09 per share) for the year ended June 30, 2006 and 2005, an increase of $5,567,798 or 3,270.40%. In addition to our revenues and operating expenses discussed above, a significant component of our net loss is attributable to the amortization of approximately $2.4 million of debt discounts and debt issuance costs during the year ended June 30, 2006. We expect our losses may increase during the short term as we initiate greater distribution of our phone/service bundles.

Years ended June 30, 2005 and 2004

We did not generate any revenues through June 30, 2005.

During our fiscal years ended June 30, 2005 and 2004 we concentrated our efforts on establishing retail sales channels through which we would sell our phones upon their commercial introduction. We incurred expenses of $84,813 and $22,058 during the years ended June 30, 2005 and 2004, respectively, in connection with these efforts.

Although we were formed in June 2003, we only began to compensate our executives in June 2005 and incurred nominal costs for administrative support during the year ended June 30, 2005. During the years ended June 30, 2005 and 2004, we incurred $84,435 and $3,000, respectively in general and administrative expenses. We did not incur any expenses for leased space.

During the years ended June 30, 2005 and 2004, we incurred net losses of $170,248 and $25,058, respectively.

Liquidity and Capital Resources

At June 30, 2006, our working capital was $15,062,582 compared to a working capital deficiency of $(173,395) at June 30, 2005. The principal components of working capital at June 30, 2006 were cash and cash equivalents and inventory, offset by an increase in our accounts payable and accrued expenses associated with the commencement of commercial activities. The increase in cash and cash equivalents was due to the net proceeds from our initial public offering and from the issuance of convertible notes. Our customers are primarily large, United States based retail companies and, as a result, we seldom experience issues with the reliability or timing of customer receipts. However, vendors’ payment terms vary and are tightly managed to maximize the working capital gap between receivable and payables.

Cash Flows from Financing Activities.

During the year ended June 30, 2006, cash provided by financing activities was $18,364,384, compared to $50,000 provided by financing activities during the year ended June 30, 2005.

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

Cash Flows from Investing Activities.

During the year ended June 30, 2006, cash used in investing activities was $194,544, compared to $0 used in investing activities during the year ended June 30, 2005.

Since our suppliers manufacture our phone products and we pay suppliers for warehouse space, we typically have very low levels of capital expenditures. Our capital expenditures have been low over the years 2003 to 2006. We do not anticipate any material increases in capital expenditure and do not currently have any plans or proposed projects which would require any additional significant capital expenditure. Our capital expenditures are predominantly related to office fixtures and furnishings, computer equipment, software and software development. There are no known timing elements where our capital expenditure would be materially significant or differ from other periods. Capital expenditure during the year ended June 30, 2006 were $194,544 and due primarily to the fitting and furnishing of our new headquarters and the initial purchase of computer equipment and software.

Operating Cash Flows

During the year ended June 30, 2006, we utilized cash from our operating activities of $5,847,855, compared to $780 provided by operating activities during the year ended June 30, 2005.

Net cash used in operating activities can be attributed to adverse movements in operating assets and liabilities, in particular, changes in accounts receivable, accounts payable, deferred revenue and accrued expenses and other current liabilities. Depreciation has been relatively low since our inception.

Accounts Receivable

During the year ended June 30, 2006, we commenced sales of our phone products, which resulted in an increase in accounts receivable in the amount of $1,060,968, and a corresponding negative operating cash flow impact of $(1,080,968) for the year.

Prepaid and other assets

During the year ended June 30, 2006 we made payments to suppliers and vendors in advance of services being rendered. At June 30, 2006 the increase in prepaid expenses had a negative operating cash flow impact of $(808,523).

Inventory

During the year ended June 30, 2006 we built up our inventory in order to be able to fulfill customer purchase orders. At June 30, 2006 the increase in inventory had a negative operating cash flow impact of $(2,181,019).

Accounts Payable and Accrued Expenses

The increase in our accounts payable and accrued expenses during the year ended June 30, 2005 was commensurate with the increase in our commercial operations. Our increase in accounts payable and accrued expenses, had a positive operating cash flow impact of $1,044,902.

We will require the net proceeds from our IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations. We believe that the proceeds of our prior private placements and the IPO, together with certain minimum levels of anticipated revenues and accounts receivable financing that we believe will be available to us, will be sufficient to fund our capital requirements for approximately 12 months. However, in light of the competitive nature of the telecommunications industry and the evolution of new phones and services from time to time, any estimate as to our liquidity and overall financial condition may change over time. Some factors that could affect our liquidity and overall financial condition are the timing of our introduction of our phone/service bundles, customer acceptance and usage of our phone/service bundles and competition from existing service providers and other telecommunications companies. To the extent that circumstances evolve in an unfavorable manner, we may generate lower revenues then we currently anticipate and, as a result, we would experience reduced cash flow and our ability to obtain sufficient accounts receivable financing would be hampered. In such event, we may be required to seek additional equity and/or debt financing. There is no assurance that we would be able to secure additional financing on satisfactory terms or that the price of our common stock will be at a price level to permit us to call our warrants, in which case we would be forced to curtail operations.

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

In addition to its direct costs for the purchase of our inventory, Gain Star also requires us to pay certain fees, commissions and charges and to reimburse it for certain of its expenses as compensation for its services as our agent. As compensation for its services, CIT requires us to pay certain factoring fees and charges and to provide it with certain credits, allowances, trade discounts and cash discounts on the face value of the accounts receivable it guarantees. Fees paid to Gain Star and CIT during the year ended were $50,309. The arrangement with Gain Star was terminated in April 2006.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to our June 30, 2006 Consolidated Financial Statements. The application of these policies requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis we will evaluate our estimates including those related to revenue recognition, engineering and development, bad debts.

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of us and our wholly-owned subsidiary American Telecom Services (Hong Kong) Limited. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of long-lived assets, the fair value of our common stock and warrants, estimated warranty reserves and other allowances, the allocation of proceeds from debt to equity instruments and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenue recognition

We derive revenue from the sale of its phone products to consumer retailers (“Retail Partners”) and from certain arrangements with phone service carriers. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or services has occurred in accordance with the terms of an agreement, the price is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

Phone Products

Our phone products are sold through Retail Partners to the end user customer. Revenues from sales of phones are recognized in the period when title and risk of loss are transferred to the Retail Partner in accordance with the terms of an agreement, provided all other revenue recognition criteria have been met. Retail Partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs once they commence and such expenses are included in selling expenses.

We generally warrant our phone products against defects to customers for a period of up to one year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. As required, we accrue a provision for warranty reserves as a selling expense at the time of revenue recognition.

Additionally, we accrue for sales returns, and other allowances based on estimates. Each estimate was based on our management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry. As required, we accrue a provision for estimated future costs and estimated returns as a reduction of revenue at the time of revenue recognition.

Carrier Agreements

We have agreements with certain phone service carriers who, if requested by the phone purchaser user, may provide users of our cordless landline phones and Internet phones with phone communications services. The agreements with the carriers grant us the right to include, at its option, certain marks and logos of the carriers on our phones and/or related packaging and marketing materials.

Under the agreement with SunRocket, Inc. (“SunRocket”) we design and configure our Internet phones to work with SunRocket’s communications services. SunRocket offers end-user purchasers of our Internet phones different service plans at set rates.

Our agreements with IDT Domestic, Inc. (“IDT”), as assigned by IDT Puerto Rico & Co., provides purchasers of our cordless landline phones with the ability to obtain prepaid long distance communications services. IDT will offer end-user purchasers of our cordless landline phones certain prepaid long distance calling rate plans and IDT will handle all customer service interaction, including billing the customer for all communications services. We have agreed to use our best efforts to deliver certain minimum account activations to IDT. In the event that we fail to achieve the minimum commitment level for the relevant time period, then IDT, at its sole discretion, shall have the right to (i) terminate the agreement without further obligation or (ii) renegotiate the agreement or specific terms on a going forward basis.

In connection with the agreements with the carriers, we are entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of our Internet phones, we receive a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. We are also entitled to receive ongoing monthly commissions from both SunRocket and IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of our phones. In addition, we receive certain retail marketing co-op fees and contributions for consumer rebates in certain circumstances from carriers. Our obligations to end-users of our phones relate solely to the sales of our phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, we have no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the our phones, will be recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the our phones and marketing co-op fees will be recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time.

We offer some Retail Partners a percentage of the service revenue commissions we earn from carriers of communications service providers and a percentage of the subscriber activation fees that we receive from SunRocket in connection with the purchase of communications services by end-users of our Internet phones. Such fees are recorded as a reduction of revenues.

Share-Based Compensation

On July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2005), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) prospectively as no share-based compensation awards were granted prior to February 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

Stock-based compensation expense recognized in our consolidated statements of operations for the year ended June 30, 2006 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), we elected the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted beginning in fiscal 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and the expected term of the awards.

We account for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options which involve only performance conditions when no performance commitment date or performance completion date has occurred as of an interim financial reporting date requires measurement at the instruments then-current fair value.

We follow the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time.

Cash and Cash Equivalents

We consider all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We determine our allowance by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. We write-off accounts receivable when they become uncollectible and perform credit evaluations of its customers’ financial condition on a regular basis.

Inventory

Inventory consists of finished goods on hand and in transit which are stated at the lower of cost or market. All direct costs incurred in purchasing inventory, such as freight in, duties and taxes, are included in inventory. Cost is determined by using the first-in, first-out method. We include the expense of shipping and handling on shipments to customers in selling, marketing and development on our consolidated statements of operations.

Income taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Net loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, includes the effect of common shares issuable upon exercise of stock options and warrants.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB statement No. 3 (“SFAS No. 154”), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principles, unless impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between retrospective application of an accounting principle and the restatement of consolidated financial statements to reflect the correction of an error. SFAS No. 154 carries forward without changing the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued consolidated financial statements and a change in accounting estimate. SFAS No. 154 applies to voluntary changes in accounting principles that are made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We believe the adoption of FIN 48 will not have a material effect on our consolidated financial statements.

Contractual Obligations

	Payments due by period
Contractual obligations as of June 30, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligation	$230,700	$72,300	$155,300	$3,100	$
Total	$230,700	$72,300	$155,300	$3,100	$

As of June 30, 2006, we had total contractual obligations of $230,700 consisting entirely of operating leases. Such leases consist of building leases, including the rental of our headquarters, which is contracted until June 2009.

We do not have any off balance sheet financings and there have been no material trends in our capital resources.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Interest on lease agreements is based on the applicable lender’s base rates and cost of funds. We believe that our results of operation are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Although we operate a portion of our operations through our subsidiary in Hong Kong all of our revenues are earned in the United States and denominated in US dollars. It is our general policy to pay our underlying suppliers in the same currency that we receive customer revenue. Additionally, overhead expenditures associated with our Hong Kong office will appreciate or depreciate with any foreign exchange movements.

Item 8.	Financial Statements and Supplementary Data

Our financial statements begin on page F-1 of this Annual Report, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Set forth below is information concerning each of our directors and executive officers:

Name	Age	Position
Lawrence Burstein	63	Chairman of the Board
Bruce Hahn	56	Chief Executive Officer and Director
Bruce Layman	45	Chief Operating Officer and Chief Financial Officer
Adam Somer	34	President of Communications Services and Secretary
Yu Wen Ching	52	President of Manufacturing and Sourcing
Robert F. Doherty	42	Director
Elliott J. Kerbis	54	Director
Donald G. Norris	67	Director
Robert S. Picow	51	Director

Lawrence Burstein. Mr. Burstein has been our Chairman of the Board since June 2005. Mr. Burstein has many years’ experience managing and financing public and private companies. From April 2004 thru December 15, 2005, Mr. Burstein was President, Treasurer and a member of the board of directors of Trinity Partners Acquisition Company Inc. (“Trinity”), an OTC Bulletin Board-listed company that was formed for the purpose of affecting a business combination with an attractive target business. On December 15, 2005, Trinity merged with and into FreeSeas Inc., an owner and operator of dry bulk ocean carriers. Since March 1996, Mr. Burstein has been President and a principal securityholder of Unity Venture Capital Associates Ltd., a private investment company. For approximately ten years prior to 1996, Mr. Burstein was the President, a member of the board of directors and principal securityholder of Trinity Capital Corporation (“TCC”), a private investment company. TCC ceased operations prior to the formation of Unity Venture in 1996. Mr. Burstein is also a member of the board of directors of I.D. Systems, Inc., a Nasdaq National Market-listed designer, developer and producer of a wireless monitoring and tracking system that uses radio frequency technology; THQ, Inc., a Nasdaq National Market-listed developer and publisher of interactive entertainment software for the major hardware platforms in the home video industry; Traffix, Inc., a Nasdaq National Market-listed developer and operator of Internet-based marketing programs as well as direct marketing programs; CAS Medical Systems, Inc., an OTC Bulletin Board-listed manufacturer and marketer of blood pressure monitors and other disposable products principally for the neonatal market; and Millennium India Acquisition Company Inc., an American Stock Exchange-listed blank check company that is seeking to effectuate a business combination with an attractive target business that has operations primarily in India. Mr. Burstein received a BA from the University of Wisconsin and an LLB from Columbia Law School.

Bruce Hahn. Mr. Hahn is our founder and has been our Chief Executive Officer since our inception in June 2003. Mr. Hahn has more than twenty-five years’ experience in leading consumer product companies in the development and expansion of their product offerings and related distribution channels. From November 1999 to June 2005, Mr. Hahn served as President of SMMI, a management consulting company, where he worked with leading communications and consumer products companies in securing and expanding distribution channels for their phones. From 1991 to 1999, he served as Chief Executive Officer of USCI, a cellular carrier which he built into the first consumer-focused, national one-rate cellular carrier in the United States using retail accounts such as Radio Shack and Wal-Mart. From 1985 to 1991, he served as Chief Executive Officer of International Consumer Brands (“ICB”), a consumer product development and distribution company and a leader in the rechargeable tool and kitchen aid industries. His efforts with ICB included building and diversifying that company’s product offerings, developing a personal care appliances company in partnership with Candies, Inc., a leading footwear and apparel provider, and launching a rechargeable power tools division, for which he secured distribution channels through major retail outlets, such as Home Depot. From 1984 to 1985, he served as an Executive Vice President of Cosmo Communications, a manufacturer of diversified products, including telecommunications hardware. From 1980 to 1984, he was Senior Vice President and General Manager at Conair Corporation, a manufacturer and distributor of diversified products, and one of the first companies to introduce phones into the marketplace following the divestiture of AT&T. At Conair, Mr. Hahn managed and directed their telecommunications, personal care appliances and healthcare phones businesses. Mr. Hahn received a BA from the University of Tennessee.

Bruce Layman. Mr. Layman has been our Chief Operating Officer and Chief Financial Officer since September 2005. Mr. Layman has more than 15 years’ experience leading the operating and financial functions of communications and technology firms, including building and managing the systems and infrastructure to support operations including billing, customer service, carrier operations and inventory management. From March 2005 to September 2005, Mr. Layman was Vice-President of Account Management for Raptor Communications, Inc., a supplier of VoIP hardware. From January 2000 through February 2005, Mr. Layman served as Chief Financial Officer of Navigauge Inc., a telematics and radio ratings company. Mr. Layman served as Chief Operating Officer of USCI from 1998 to 1999, and as that company’s Director of Corporate Development from 1996 to 1998. Mr. Layman served as Controller of Communications Central Inc., one of the country’s largest prison-phone and payphone operators from 1992 to 1996 and as that company’s Director of Corporate Development from 1990 to 1992. Mr. Layman received a BBA from the University of Georgia.

Adam Somer. Mr. Somer has been our President of Communications Services since June 2003. Mr. Somer has approximately ten years’ experience in the development, deployment and management of communications and technology products and services. From March 2001 to June 2005, Mr. Somer was the Chief Executive Officer of Madison Strategic Partners, LLC, a consulting firm that assists established and new communications and technology companies, including providers of VoIP and other communications services, in developing strategies for their business growth. Mr. Somer continues as a member of Madison Strategic Partners. From November 1997 to March 2001, he was at deltathree, Inc. (“deltathree”), a Nasdaq Capital Market-listed pioneer in VoIP and hosted broadband services and a provider of private label VoIP services to Verizon, SBC and other telecommunications companies. Mr. Somer’s final position at deltathree was Director of Strategic Development, in which capacity he oversaw the deployment of consumer VoIP services. From 1996 to 1997, Mr. Somer was at Net2Phone, a division of IDT Corporation, Inc., a New York Stock Exchange-listed communications company, where he developed and managed an operational support system for dealing with resellers and consumers for that company’s VoIP services. His final position at Net2Phone was Director of Operations. IDT’s VoIP division was taken public as Net2Phone in 1999 and is listed on the Nasdaq National Market. Mr. Somer received a BA from Yeshiva University.

Yu Wen Ching. Mr. Ching has been our President of Manufacturing and Sourcing since June 2003. He has more than 25 years’ experience in the areas of product development, manufacturing and sourcing in Asia. From January 2003 until June 2003, Mr. Ching was involved in the development of our company. From 1999 to December 2002, he was the Managing Director of Yu’s Electronics, a manufacturer of satellite transceiver boxes for European communications companies. From 1995 to June 2001, he was the Managing Director of Yu’s Trading, a manufacturer of motorbikes for markets in Germany and Ireland. From 1993 to 1999, he was the Executive Vice President of Mobile Power of Taiwan, a manufacturer of cellular phone power accessories, including batteries and rechargers. In 1990, Mr. Ching founded Aztec Cellular (“Aztec”) and served as its Chief Executive Officer from 1990 until its sale in 1995. Aztec developed, manufactured and distributed cellular phones in China. From 1973 to 1990, he was the Chief Executive Officer of Yu’s Coop, a textile group that manufactured raw materials and finished goods for the apparel industry and distributed its products to leading brand manufacturers, including Healthtex and Gerber. From 1980 to 1989, he was the Chief Executive Officer of Yu’s Tool, a subsidiary of Yu’s Coop. Yu’s Tool developed and manufactured nickel cadmium-based rechargeable tools and other products distributed through Home Depot, Wal-Mart, Lowes and other major retailers.

Robert F. Doherty. Mr. Doherty has served as a member of our board of directors since February 2006. Since April 2006, he has been a partner in Redwood Capital Group, an investment banking firm. From May 2005 to April 2006, he was a financial consultant and President of Great Blue Consulting LLC, a corporate finance consulting firm he founded in October 2002. From February 2004 to May 2005, Mr. Doherty served as a Managing Director in the Investment Banking Division of Jefferies & Company. From October 2002 to February 2004, he was

a financial consultant and President of Great Blue Consulting. From March 2002 to September 2002, he was Executive Vice President and Chief Financial Officer of Abovenet, Inc. (formerly Metromedia Fiber Network, Inc.), a provider of fiber connectivity solutions for businesses, having been hired as a financial restructuring expert. In May 2002, Metromedia Fiber Network initiated a voluntary insolvency proceeding under Chapter 11 of the Federal Bankruptcy Code. Mr. Doherty previously served as a Managing Director in the Investment Banking Division of Salomon Smith Barney Inc. from October 1996 to January 2002, and as a Vice President in the Investment Banking Division of PaineWebber Incorporated from March 1989 to October 1996. Mr. Doherty received a BA from the University of Pennsylvania and an MBA from the Stern School of Business of New York University.

Elliott J. Kerbis. Mr. Kerbis has served as a member of our board of directors since February 2006. Since June 2004, Mr. Kerbis has served as an independent retail consultant. From January 2002 to June 2004, Mr. Kerbis was President and Chief Merchandising Officer for The Sports Authority, a New York Stock Exchange-listed operator of sporting goods retail stores. He joined The Sports Authority in October 2000 as Executive Vice President-Merchandising and Sales Promotion and was promoted to President and Chief Merchandising Officer in January 2002. He previously served as Senior Vice President of Merchandise at Filene’s, a department store owned by The May Department Store Company, from May 1999 to August 2000, and as Executive Vice President of Merchandise for Hardlines of The Caldor Corporation, a discount retailer, from 1987 to 1999. Prior to joining The Caldor Corporation, Mr. Kerbis served in various capacities with R.H. Macy & Co. from 1977 to 1987. Mr. Kerbis received a BS from Baruch College.

Donald G. Norris. Mr. Norris has served as a member of our board of directors since February 2006. Since November 2003, Mr. Norris has served as President of Norrismen Sales and Marketing and has been a partner of Corporate Identity Network, Inc., each a marketing consulting firm. From January 2000 to November 2003, Mr. Norris was Director of OEM Sales for Earthlink, Inc., a Nasdaq National Market-listed Internet service provider. He previously served as President of Norris and Associates, a consulting firm, from January 1993 to January 2000, and as Director of Subscriber Marketing for Prodigy Services Company, an Internet service provider that was the first consumer online service, from July 1984 to January 1993. Mr. Norris received a BS from Oklahoma State University.

Robert S. Picow. Mr. Picow has served as a member of our board of directors since May 2006. Mr. Picow has served as Chairman of Cenuco Inc., a publicly traded company engaged in wireless application development and software solutions, since April 2004, and as a director of Cenuco since July 2003. Mr. Picow has served as a director of InfoSonics Corporation, a distributor of wireless handsets and accessories in the United States and Latin America, since December 2003, as a director of Streicher Mobile Fueling, a fuel distribution company, since March 2001 and as a director of Fundamental Management Corporation, a private fund management company, since May 2001. Mr. Picow served as Vice Chairman and a director of BrightPoint from 1996 until 1997. Subsequent to his last position with BrightPoint in 1997, Mr. Picow was not employed until accepting the directorship in Fundamental Management Corporation in 2001. Mr. Picow was chief executive officer of Allied Communications, a cellular telephone and accessory distribution company, from its formation in 1986 until it merged with BrightPoint in 1996.

Our board of directors has established an audit committee consisting of three directors, all of whom are independent as defined by the listing standards of the American Stock Exchange. The current members of the audit committee are Robert F. Doherty, Donald G. Norris and Robert S. Picow. Our board has determined that Mr. Doherty meets the SEC’s definition of an audit committee financial expert.

All executive officers serve at the discretion of our board.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief operating officer, and our directors. The code of ethics has been filed as an exhibit to this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us.

Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2006 such reporting persons complied with the filing requirements of said Section 16(a), except that each of Bruce Hahn; Bruce Layman; Adam Somer; Yu Wen Ching; Robert F. Doherty; Elliott J. Kerbis; Donald G. Norris; I NET Financial Management, Ltd. and The Future, LLC did not file on a timely basis his or its respective Form 3.

Each of the delinquent Form 3s were subsequently filed with the SEC.

Item 11.	Executive Compensation

Summary Compensation

No cash compensation was paid, or accrued to or for the benefit of, our executive officers prior to June 1, 2005. Accruals for compensation of our executive officers began on June 1, 2005.

The following table sets forth information for the fiscal year ended June 30, 2006 concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended June 30, 2006.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards($)(a)	Number of Shares Underlying Options(#)	LTIP Payouts($)(a)	All Other Compensation($)

Bruce Hahn	2006	$170,830	$—	$26,464	$75,000	25,000	$—	$—
Chief Executive Officer	2005	$—	$—	$—	$—	—	$—	$—

Bruce Layman	2006	$100,655	$—	$4,900	$50,000	25,000	$—	$—
Chief Operating Officer and Chief Financial Officer	2005	$—	$—	$—	$—	—	$—	$—

Adam Somer	2006	$116,246	$—	$6,000	$50,000	25,000	$—	$—
President of Communications Services	2005	$—	$—	$—	$—	—	$—	$—

Yu Wen Ching	2006	$130,000	$—	$—	$50,000	25,000	$—	$—
President of Manufacturing and Sourcing	2005	$—	$—	$—	$—	—	$—	$—

(a) As of June 30, 2006 an aggregate of 225,000 shares of performance based accelerate stock (“PARS”) were outstanding to the executive officers included herein. The aggregate value of such awards was $1,057,000 as of the date of grant and $753,750 as of June 30, 2006. The PARS will vest upon the achievement, if ever, of certain performance targets.

Option Grants in Last Fiscal Year

The following table shows the stock option grants made to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2006:

Name	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal Year	Exercise Price (1)	Expiration Date
					Grant Date Present Value $
Bruce Hahn	25,000	18.5%	$5.05	2/6/11	$62,618
Bruce Layman	25,000	18.5%	$5.05	2/6/11	$62,618
Adam Somer	25,000	18.5%	$5.05	2/6/11	$62,618
Yu Wen Ching	25,000	18.5%	$5.05	2/6/11	$62,618
_______________

(1)   Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the closing sales price.

Fiscal Year-End Option Values

The following table shows information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table as of June 30, 2006. No options held by such individuals were exercised during the fiscal year ended June 30, 2006.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Bruce Hahn	—	25,000	$ —	$ —
Bruce Layman	—	25,000	$ —	$ —
Adam Somer	—	25,000	$ —	$ —
Yu Wen Ching	—	25,000	$ —	$ —

Employment Agreements

Upon consummation of our initial public offering on February 6, 2006, Messrs. Hahn, Layman, Somer and Ching entered into employment agreements, each of which expires on December 31, 2007. Messrs. Hahn, Layman, Somer and Ching are paid monthly for the periods indicated in table below on the basis of the following annualized base salaries:

	Period Ended June 30, 2006	Period Ended December 31,2007
Bruce Hahn	$ 200,000	$ 230,000
Bruce Layman	$ 125,000	$ 137,500
Adam Somer	$ 125,000	$ 137,500
Yu Wen Ching	$ 144,000	$ 158,400

Messrs. Hahn, Layman, Somer and Ching are entitled to the following bonuses based on our net sales (defined as our revenues collected during a period less allowances granted to retailers, markdowns, discounts, commissions, reserves for service outages, customer hold backs and expenses):

•	one percent of the amount by which our net sales during our fiscal year ended June 30, 2006 exceed $5,000,000;

•	one percent of the amount by which our net sales for the fiscal year ended June 30, 2007 exceed our net sales during our fiscal year ended June 30, 2006; and

•	one percent of the amount by which our net sales for the six-month period ended December 31, 2007 exceed our net sales during the six-month period ended June 30, 2007.

The bonus described above will be limited to an amount no greater than 75% of the recipient’s then current annual base salary or, in the case of the six-month period ending December 31, 2007, the base salary during such period.

Messrs. Hahn, Layman, Somer and Ching will also be entitled to the following bonuses based on our net profits (defined as our net income, after taxes, as determined in accordance with GAAP):

•	one percent of our net profits for each of our fiscal years ended June 30, 2006 and June 30, 2007, respectively; and

•	one percent of our net profits for the six-month period ended December 31, 2007.

The employment agreements will further provide that Mr. Hahn’s aggregate bonuses from net sales and net profits for any bonus period will in no event exceed 150% of his base salary during such period and each of Messrs. Layman, Somer and Ching’s aggregate bonuses from net sales and net profits for any bonus period will in no event exceed 112% of his base salary during such period.

Compensation of Directors

Effective February 6, 2006, Mr. Burstein is paid $80,000 per year in his capacity as chairman of the board of directors.

Directors who are not employees receive $1,250 (plus reimbursement for travel expenses) for each board of directors meeting attended in person and $500 for each board of directors meeting attended telephonically. Upon the commencement of their term, each such director received a grant of options to purchase 15,000 shares of our common stock at an exercise price equal to not less than the fair market value per share of our common stock at the time of grant. Thereafter, each such director will receive quarterly during their term as a director grants of options to purchase 5,000 shares of our common stock at an exercise price per share equal to not less than the fair market value per share of our common stock at the time of grant. All directors’ options will vest in their entirety on the first anniversary of their respective grant dates.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 21, 2006, with respect to the beneficial ownership of shares of our common stock held by: (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each named executive officer; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each securityholder is c/o American Telecom Services Inc., 2466 Peck Road, City of Industry, California 90601.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class
Lawrence Burstein	206,565(2)	3.1%
Bruce Hahn	797,900(3)	12.3%
Adam Somer	220,000(4)	3.4%
Yu Wen Ching	674,000(5)	10.4%
Robert F. Doherty	5,000(6)	*
Elliott J. Kerbis	5,000(6)	*
Donald G. Norris	5,000(6)	*
Robert S. Picow	21,000(7)	*
I NET Financial Management, Ltd. No. 17-1, Alley 3, Lane 217 Chung Hsiao E. Road Sec. 3, Taipei, Taiwan, R.O.C.	674,000(8)	10.4%
Jack Silver 660 Madison Avenue New York, New York 10021	580,000(9)	8.5%
The Future, LLC 417 Lucy Street Henderson, Nevada 89015	361,000(10)	5.6%
All current executive officers, directors as a group (9 persons)	1,260,465(11)	19.1%

*	Less than 1%.

(1)
As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each securityholder, any shares issuable upon exercise of options and warrants held by such securityholder that are currently exercisable or will become exercisable within 60 days of August 31, 2006 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)
Includes 38,000 shares of common stock owned by Unity Venture Capital Associates Ltd., of which Mr. Burstein is President. Also includes 58,333 shares of common stock issuable upon exercise of warrants. Does not include 25,000 shares of common stock issuable upon exercise of options and 50,000 shares of common stock that are the subject of PARS, which options and common stock will not vest within 60 days of September 21, 2006.

(3)
Includes 674,000 shares of common stock owned by I NET Financial Management, Ltd., which is 51% owned by Mr. Ching and 49% owned by Mr. Hahn. Each disclaims beneficial ownership of the other’s interest. Also includes 120,000 shares held by BLA Opportunities LLC, which is controlled by Bruce Hahn’s wife for the benefit of Mr. Hahn’s adult and minor children. Mr. Hahn disclaims any beneficial ownership in these shares. Does not include 25,000 shares of common stock issuable upon exercise of options and 75,000 shares of common stock that are the subject of PARS, which options and common stock will not vest within 60 days of September 21, 2006.

(4)
Does not include 25,000 shares of common stock issuable upon exercise of options and 50,000 shares of common stock that are the subject of PARS, which options and common stock will not vest within 60 days of September 21, 2006.

(5)
Includes 674,000 shares of common stock owned by I NET Financial Management, Ltd., which is 51% owned by Mr. Ching and 49% owned by Mr. Hahn. Each disclaims beneficial ownership of the other’s interest. Does not include 25,000 shares of common stock issuable upon exercise of options and 50,000 shares of common stock that are the subject of PARS, which options and common stock will not vest within 60 days of September 21, 2006.

(6)
Reflects 5,000 shares of common stock issuable upon exercise of options. Does not include 15,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of August 31, 2006.

(7)
Includes 5,000 shares of common stock issuable upon exercise of options and 8,000 shares of common stock issuable upon exercise of warrants. Does not include 15,000 shares of common stock issuable upon exercise of options, which will not vest within 60 days of August 31, 2006.

(8)
I NET Financial Management, Ltd. is 51% owned by Yu Wen Ching, our President of Manufacturing and Sourcing, and 49% owned by Bruce Hahn, our Chief Executive Officer. Each disclaims beneficial ownership of the other’s interest.

(9)
Based on information contained in a Schedule 13G filed by Jack Silver on February 10, 2006, such shares of common stock include (i) 290,000 shares held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is the trustee, and (ii) warrants to purchase 290,000 shares held by Sherleigh. The Schedule 13G states that Mr. Silver has the sole voting and dispositive power with respect to all 580,000 shares.

(10)
Does not include 25,000 shares of common stock issuable upon exercise of options and 50,000 shares of common stock that are the subject of PARS, which options and common stock will not vest within 60 days of September 21, 2006. The Future, LLC is wholly-owned by Tonda Mullis.

(11)
Includes 20,000 shares of common stock issuable upon exercise of options and 66,333 shares of common stock issuable upon exercise of warrants. Does not include 185,000 shares of common stock issuable upon exercise of options and 275,000 shares of common stock that are the subject of PARS, which options and common stock will not vest within 60 days of September 21, 2006.

Item 13.	Certain Relationships and Related Transactions

Upon our inception in June 2003, we issued a total of 9,600 shares of our common stock, all at $0.001 per share, as follows:

•
5,280 shares to I NET Financial Management Ltd, which is 51% owned by Yu Wen Ching, President of Manufacturing and Sourcing of our company, and 49% owned by Bruce Hahn, a director and Chief Executive Officer of our company;

•
2,400 shares to a to be formed entity that was to be 50% owned by Adam Somer, President of Communications Services and Secretary of our company, and 50% by David Feuerstein, a principal stockholder of our company; and

•	1,920 shares to The Future, LLC, a principal stockholder of our company.

On June 22, 2004, we effected a stock split in the form of a stock dividend at the rate of 91.9271 shares of our common stock for each then issued and outstanding share of our common stock. On July 7, 2004, we issued 60,000 shares of our common stock to Lawrence Burstein, our Chairman of the Board, at $0.001 per share. On March 22, 2005, we effected a stock split in the form of a stock dividend at the rate of two shares of our common stock for each then issued and outstanding share of our common stock.

Mr. Burstein, our Chairman of the Board, purchased $25,000 principal amount of our 6% notes and $37,500 principal amount of our 8% notes in our 2005 private placements, and also received an aggregate of 58,333 private warrants in connection with such purchases. Mr. Burstein paid the same purchase price as all other investors in the private placements and received identical registration rights with respect to his securities.

Certain marketing services are being provided to us by Future Marketing, whose sole stockholder is also the sole stockholder of The Future, LLC, which owns 18.1% of our stock. Future Marketing, among other things, assists in the development and execution of our marketing plans, manages our accounts, assists in our product development and handles our back-office vendor functions.

As compensation for its services, effective as of February 6, 2006, Future Marketing will be paid monthly for the periods indicated on the basis of the following annualized base fee schedule for the periods indicated:

Period ended June 30, 2006:	$164,000
July 1, 2006 through December 31, 2007:	$184,800

In addition to such monthly fees, Future Marketing will be entitled to the following fees based on our net sales (defined as our revenues collected during a period less allowances granted to retailers, markdowns, discounts, commissions, reserves for service outages, customer hold backs and expenses):

•	one percent of the amount by which our net sales during our fiscal year ended June 30, 2006 exceed $5,000,000;

•	one percent of the amount by which our net sales for our fiscal year ended June 30, 2007 exceed our net sales for our fiscal year ended June 30, 2006; and

•	one percent of the amount by which our net sales for the six-month period ended December 31, 2007 exceed our net sales during the six-month period ended June 30, 2007.

The fees described above for any period will be limited to an amount no greater than 75% of Future Marketing’s base fees paid during such period.

Future Marketing will also be entitled to the following fees based on our net profits (defined as our net income, after taxes, as determined in accordance with GAAP):

•	one percent of our net profits for each of our fiscal years ended June 30, 2006 and June 30, 2007, respectively; and

•	one percent of our net profits for the six-month period ended December 31, 2007.

In no event may the aggregate supplemental fees paid to Future Marketing from net sales and net profits during any period described above exceed 112% of the base fees paid during such period.

Future Marketing will receive 25,000 options and 50,000 PARS pursuant to our 2005 stock option plan.

We have entered into a five-year agreement with David Feuerstein, a stockholder of our company, pursuant to which, in consideration for helping to establish our service provider relationship with IDT and, going forward, maintaining and expanding our relationships with each of IDT and SunRocket, we will pay him one quarter of one percent of all net revenues collected by us during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset VOIP telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for such year. Under our agreement, such net revenues mean our gross amounts of billing on Hardware sold to retailers less (I) sales and other taxes, postage, cost of freight and disbursements included in such bills and (II) allowances granted to such retailers including, without limitation, advertising and promotional allowances, markdowns, discounts, returns and commissions.

We will also pay to Mr. Feuerstein five percent of all net revenues collected by us from IDT Puerto Rico & Co (“IDT”) during each year of the term of and directly attributable to our service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for such year. Under our agreement, such net revenues mean payments to which we are entitled and collect under the IDT Agreement less service provider deductions provided under our agreement including, without limitation, reserves for service outages, customer hold backs and expenses.

We will also pay to Mr. Feuerstein two percent of all net revenues collected by us from SunRocket during each year of the term of and directly attributable to our June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for such year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in any computation of such net revenues. Under our agreement, such net revenues mean payments to us to which we are entitled from SunRocket less service provider deductions provided under the SunRocket agreement including, without limitation, reserves for service outages, customer hold backs and expenses.

Pursuant to our agreement with Mr. Feuerstein, approximately $4,600 and $0 fees were paid to him during of the fiscal years ended June 30, 2006 and 2005.

Our agreement may be extended for an additional five-year term if we are profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. Our agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term.

Messrs. Somer and Feuerstein are each 50% owners of a communications industry consulting firm.

All of the foregoing transactions were negotiated and entered into on an arms-length basis. We believe that the terms of these transactions are fair and reasonable to our company and no less favorable to us than could have been obtained in an arms-length transaction with non-affiliates.

Item 14.	Principal Accounting Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	Year Ended June 30,
	2006	2005

Audit fees	$247,000	$38,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total	$247,000	$38,000

Audit fees include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the Securities and Exchange Commission and comfort letters.

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Audit Committee Charter (1)
4.1	Specimen of Common Stock Certificate (1)
4.2	Specimen of Redeemable Warrant Certificate (1)
4.3	Form of Securities Purchase Option granted to the Representative (1)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (1)
10.1 *	2005 Stock Option Plan of Registrant (1)
10.2 *	Employment Agreement between Bruce Hahn and Registrant
10.3 *	Employment Agreement between Bruce Layman and Registrant
10.4 *	Employment Agreement between Adam Somer and Registrant
10.5 *	Employment Agreement between Yu Wen Ching and Registrant
10.6	Marketing and Consulting Agreement between Future Marketing, LLC and Registrant (1)
10.7 (a) **	Letter Agreement between IDT Puerto Rico & Co. and Registrant, dated November 25, 2003 (1)
10.7 (b) **	Amendment, dated January 4, 2006, to the Letter Agreement between IDT Puerto Rico & Co and Registrant, dated November 25, 2003 (1)
10.7(c)	Notice of Assignment dated April 28, 2006, by IDT Puerto Rico & Co. to IDT Domestic Telecom of Letter Agreement between IDT Puerto Rico & Co. and Registrant, dated November 25, 2003
10.8 **	Letter Agreement between SunRocket, Inc. and Registrant, dated September 28, 2005 (1)
10.9	Agreement between Gain Star International Limited and Registrant, dated June 22, 2005
10.10	Trust Account Agreement between Gain Star International Limited and Registrant, dated June 27, 2005 (1)
10.11	Sales Contract between Gain Star International Limited and Registrant, dated June 27, 2005 (1)
10.12	Factoring Agreement between CIT Commercial Services and Registrant, dated July 6, 2005 (1)
10.13	Assignment Agreement among The CIT Group, Commercial Services, Inc., Gain Star International Limited and Registrant, dated July 7, 2005 (1)
10.14	Agreement between David Feuerstein and Registrant, dated October 22, 2005 (1)

10.15	Form of Financial Advisory Agreement between HCFP/Brenner Securities, LLC and Registrant (1)
10.16	Form of Merger, Acquisition and other Business Arrangement Agreement between HCFP/Brenner Securities, LLC and Registrant (1)
10.17	Services and Distribution Agreement between Databyte Technology, Inc. and Registrant, dated October 24, 2003, inclusive of Amendments dated October 12, 2004 and September 6, 2005 (1)
10.18	Form of Indemnification Agreement between Registrant and each of Future Marketing, LLC and the executive officers and directors of Registrant (1)
10.19	Lease between 485 Properties LLC and Registrant, dated December 21, 2005, with respect to premises situated at Six Concourse Parkway, Suite 1525, Atlanta, Georgia
14.1	Code of Ethics (1)
21.1	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

*	Management contract or compensatory plan or arrangement

**
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File Number 333-129361) and incorporated herein by reference.

Financial Statements

Our financial statements, as indicated by the Index to Financial Statements set forth below, begin on page F-1 of this Annual Report, and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

American Telecom Services, Inc.

City of Industry, California

We have audited the accompanying consolidated balance sheets of American Telecom Services, Inc. (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Telecom Services, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York

September 15, 2006

AMERICAN TELECOM SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,372,765	$50,780
Accounts receivable, net of allowance for doubtful accounts	1,060,968	—
Inventory	2,181,019	—
Prepaid expenses and other	808,523	—

Total current assets	16,423,275	50,780

Property and equipment, net (Note 4)	174,880
Deposit and other assets	75,391	—
Deferred financing costs	—	113,518
Debt issuance costs, net	—	10,000

Total assets	$16,673,546	$174,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$372,916	$—
Accrued expenses (Note 5)	772,643	100,657
Accrued financing costs	157,871	123,518
Deferred revenue	57,263	—

Total current liabilities	1,360,693	224,175

Convertible notes, net including interest payable of $0 and $75
(Note 9)	—	1,000

Total liabilities	1,360,693	225,175

Commitments (Note 7)

Stockholders’ equity (deficit) (Notes 3, 8, 9, and 10) :
Preferred stock, $.001 par value, authorized 5,000,000
shares, issued and outstanding -0- shares
Common stock, $.001 par value, 40,000,000 shares authorized;
6,502,740 shares and 2,000,000 shares issued and outstanding, respectively	6,503	2,000
Additional paid-in capital	21,239,702	142,429
Accumulated deficit	(5,933,352)	(195,306)
Total stockholders’ equity (deficit)	15,312,853	(50,877)

Total liabilities and stockholders’ equity (deficit)	$16,673,546	$174,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2006	2005	2004

Revenues (Note 1)	$3,100,177	$—	$—
Cost of revenues	1,801,565	—	—

Gross profit	1,298,612	—	—

Operating Expenses:
Selling, marketing and development	2,556,011	84,813	22,058
General and administrative	2,154,128	84,435	3,000

Total expenses	4,710,139	169,248	25,058

Operating loss	(3,411,527)	(169,248)	(25,058)

Other expenses (income):
Interest expense and bank charges	125,186	75	—
Interest income	(223,033)	—	—
Amortization of debt discounts and debt issuance costs (Note 9)	2,424,366	925	—
	—		—
Loss before provision for income taxes	(5,738,046)	(170,248)	(25,058)

Provision for income taxes	—	—	—

Net loss	$(5,738,046)	$(170,248)	$(25,058)

Net loss per common share:
Basic and diluted	(1.54)	$(0.09)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	3,737,806	1,996,261	1,740,490

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)

Balance, July 1, 2003	—	$—	$—	$—	$—
Issuance of common stock, June 16, 2004	1,765,000	1,765	—	—	1,765
Issuance of common stock, June 22, 2004	40,000	40	—	—	40
Capital contribution	—	—	23,253	—	23,253
Net loss				(25,058)	(25,058)

Balance, June 30, 2004	1,805,000	1,805	23,253	(25,058)	—
Issuance of common stock, July 7, 2004	195,000	195	—	—	195
Capital contribution	—	—	69,176	—	69,176
Value allocated to warrants issued and beneficial conversion feature of convertible notes	—	—	50,000	—	50,000
Net loss				(170,248)	(170,248)

Balance, June 30, 2005	2,000,000	2,000	142,429	(195,306)	(50,877)

Capital contribution	—	—	2,080	—	2,080

Value allocated to warrants issued and beneficial conversion feature of convertible notes	—	—	1,844,246	—	1,844,246

Proceeds from sale of underwriters’ purchase option	—	—	100	—	100

Proceeds from sale of common stock and warrants through public offering, including exercise of over allotment, net of underwriter discount and offering costs of $2,518,717 February and March 2006	3,752,500	3,753	16,620,280	—	16,624,033

Conversion of Notes and Senior Notes	750,240	750	2,249,970	—	2,250,720

Stock-based compensation expense related to employee stock options (Notes 2 and 8)	—	—	230,439	—	230,439

Stock-based compensation expense related to non-employee stock options (Notes 2 and 8)	—	—	150,158	—	150,158

Net loss	—	—	—	(5,738,046)	(5,738,046)

Balance, June 30, 2006	6,502,740	$6,503	$21,239,702	$(5,933,352)	$15,312,853

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(5,738,046)	$(170,248)	$(25,058)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	19,664	—	—
Allowance for doubtful accounts	20,000
Common stock and capital contributed for services	2,080	69,371	25,058
Employee share based compensation	230,439	—	—
Non-employee share based compensation	150,158	—	—
Non-cash interest expense	87,220	—	—
Amortization of debt discounts and issuance costs	2,424,366	925	—
		—
Changes in operating assets and liabilities:
Accounts receivable	(1,080,968)	—	—
Prepaid expenses and other	(808,523)	—	—
Inventory	(2,181,019)	—	—
Deposit and other assets	(75,391)	—	—
Accounts payable	372,916	—	—
Accrued expenses	671,986	100,732	—
Deferred revenue	57,263	—	—

Net cash (used in) provided by operating activities	(5,847,855)	780	—

Cash flows from investing activities:
Purchases of property and equipment	(194,544)	—	—

Net cash used in investing activities	(194,544)	—	—

Cash flows from financing activities:
Proceeds from convertible notes	—	50,000	—
Proceeds from senior convertible notes	2,113,500	—	—
Net proceeds from public offering of securities	16,781,904	—	—
Proceeds from underwriter purchase option	100	—	—
Debt issuance costs	(531,120)	—	—

Net cash provided by financing activities	18,364,384	50,000	—

Net increase in cash and cash equivalents	12,321,985	—	—
Cash and cash equivalents — beginning of year	50,780	—	—
Cash and cash equivalents — end of year	$12,372,765	$50,780	$—

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—
Non-cash financing activities:
Capital contribution	$2,080	$69,176	$23,253

Deferred financing costs	$—	$113,518	$—

Conversion of Notes to equity	$2,250,720	$—	$—

Accrued financing costs	$157,871	$10,000	$—

Fair value of underwriter purchase option included in offering costs	$711,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of the business

American Telecom Services, Inc. (the “Company”) was incorporated in the state of Delaware on June 16, 2003. The Company’s fiscal year ends on June 30.

The Company was formed to design, distribute and market product bundles that include multi-handset phones and low-cost, high value telecommunication services for sale through retail channels. The Company generates revenues through the sale of phones into the retail market and shares in a portion of revenues generated by communications service providers.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design and development initial sales and marketing during the year ended June 30, 2006. The Company consummated an initial public offering of its common shares and redeemable warrants in February 2006 (Note 3).

The Company received initial purchase orders in September 2005 and shipments of its phone products began arriving in retail stores in October 2005. During the year ended June 30, 2006, the Company generated $3,098,004 from the sale of its phone products and $2,174 from carrier service fees.

The Company emerged from the development stage during fiscal 2006 due to the recognition of revenues.

2.             Summary of Significant Accounting policies:

 Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary American Telecom Services, (Hong Kong) Limited. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of long-lived assets, the fair value of the Company’s common stock and warrants, estimated warranty reserves and other allowances, the allocation of proceeds from debt to equity instruments and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

 Revenue recognition

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

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Accounting policies: — (Continued)

The Company generally warrants its phone products against defects to customers for a period of up to one year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company accrues a provision for warranty reserves as a selling expense at the time of revenue recognition. During the year ended June 30, 2006 the Company recorded a provision for warranty reserves of $31,000. As of June 30, 2006 the Company’s warranty liability reserve was $31,000 and is included in other accrued expenses (see Note 5).

Additionally, the Company accrues for sales returns, and other allowances based on estimates. Each estimate was based on management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry. As required, the Company accrues a provision for estimated future costs and estimated returns as a reduction of revenue at the time of revenue recognition. During the year ended June 30, 2006 the Company recorded provisions for sales returns allowances totaling $154,000 (see Note 5). During the year ended June 30, 2006, the Company recorded $183,000 of provisions for estimated rebates payable to end-user customers which are included in selling expenses on the accompanying consolidated statement of operations.

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

The Company’s agreement with IDT Domestic, Inc. (“IDT”), as assigned by IDT Puerto Rico & Co., provides purchasers of the Company’s cordless landline phones with the ability to obtain prepaid long distance communications services. IDT will offer end-user purchasers of the Company’s cordless landline phones certain prepaid long distance calling rate plans and IDT will handle all customer service interaction, including billing the customer for all communications services. The Company has agreed to use its best efforts to deliver certain minimum account activations to IDT. In the event that the Company fails to achieve the minimum commitment level for the relevant time period, then IDT, at its sole discretion, shall have the right to (i) terminate the agreement without further obligation or (ii) renegotiate the agreement or specific terms on a going forward basis.

In connection with the agreements with the carriers, the Company is entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of the Company’s Internet phones, the Company receives a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. The Company is also entitled to receive ongoing monthly commissions from both SunRocket and IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of the Company’s phones. In addition, the Company receives certain retail marketing co-op fees and contributions for consumer rebates in certain circumstances from carriers. The Company’s obligations to end-users of the Company’s phones relate solely to the sales of the Company’s phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, the Company has no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the Company’s phones, will be recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the Company’s phones and marketing co-op fees will be recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time. During the year ended June 30, 2006, $2,173 of commission revenue was recognized.

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Accounting policies: — (Continued)

The Company offers some Retail Partners a percentage of the service revenue commissions it earns from carriers of communications service providers and a percentage of the subscriber activation fees the Company will receive from SunRocket in connection with the purchase of communications services by end-users of the Company’s Internet phones. Such fees are recorded as a reduction of revenues. During the year ended June 30, 2006, $463 of commissions were earned by Retail Partners.

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

The Company adopted SFAS 123(R) prospectively as no share-based compensation awards were granted prior to February 2006. Share-based compensation expense for employees recognized under SFAS 123(R) for year ended June 30, 2006 was $230,439, which consisted of share-based compensation expense related to stock option grants to employees and directors and is included in general and administrative expense on the accompanying consolidated statements of operations. See Note 8 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended June 30, 2006 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options which involve only performance conditions when no performance commitment date or performance completion date has occurred as of an interim financial reporting date requires measurement at the instruments then-current fair value.

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Accounting policies: — (Continued)

For the year ended June 30, 2006 the Company accounted for 80,000 options and warrants under the guidance of EITF 96-18. Share-based compensation expense for non-employees during the year ended June 30, 2006 was $150,158, which is included in general and administrative expense on the accompanying consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes-off accounts receivable when they become uncollectible. The Company performs credit evaluations of its customers’ financial condition on a regular basis. Information related to the activity of the allowance for doubtful accounts is as follows:

2006
Beginning Balance	$—
Provision for bad debt	20,000
Reversals	—
Specific charges against allowance	—
$20,000

Fair value of financial instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the consolidated balance sheets at June 30, 2006 and 2005.

Inventory

Inventory consists of finished goods on hand and in transit which are stated at the lower of cost or market. All direct costs incurred in the purchasing of inventory, such as freight in, duties and taxes are included in inventory. Cost is determined by using the first-in, first-out method.

The Company includes the expense of shipping and handling on shipments to customers in selling, marketing and development on its consolidated statements of operations. Such expense was $139,582 during the year ended June 30, 2006.

 AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Accounting policies: — (Continued)

Property and Equipment, net

Property and equipment consist of furniture and computer hardware and software which are stated at cost.

Depreciation and amortization are provided for on a straight line basis over the following useful lives:

Computer hardware	3 years
Purchased software	3 years
Internal use software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of life of lease or useful life
The cost of maintenance and repairs are charged to expenses as incurred.

The Company has adopted statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software will begin when the software is ready for its intended use. During the year ended June 30, 2006 the company capitalized $15,750 of costs related to developing internal use software.

Impairment of Long-Lived Assets

The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability and undiscounted cash flows. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property and equipment and other long-lived assets. There are no impairments as of June 30, 2006.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts.

The Company’s services have been provided primarily to a limited number of clients located in the United States. The Company had revenues from two clients representing 87% (73% and 14%, respectively) of revenues during the year ended June 30, 2006.  Further, the Company utilizes a limited number of suppliers in the manufacturing of its phone products. Accordingly the Company is subject to a concentration risk with respect to purchases of inventory and the Company’s ability to purchase inventory and in turn generate sales of its phone products could be impacted if any of the Company’s suppliers were unable to meet the Company’s manufacturing requirements.  During the year ended June 30, 2006 two suppliers provided 88.4% (75.3% and 13.1%, respectively) of the Company’s phone products.

Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had three clients accounting for 95% (58%, 19% and 18%, respectively) of total gross accounts receivable as of June 30, 2006.

Advertising

Costs of advertising are expensed as incurred, and recorded as marketing and development expenses.

 AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Accounting policies: — (Continued)

Income taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Net loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the years ended June 30, 2006 and 2005 exclude potentially issuable common shares of 5,623,167 and 83,333, respectively, primarily related to the Company’s outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive. Potentially dilutive common shares are also issuable upon exercise of an option issued to the underwriters in our initial public offering (Note 3) and upon the achievement of certain trusts pursuant to performance accelerated restricted stock awards granted to certain members of management (Note 8).

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB statement No. 3 (“SFAS No. 154”), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principles, unless impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between retrospective application of an accounting principle and the restatement of consolidated financial statements to reflect the correction of an error. SFAS No. 154 carries forward without changing the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued consolidated financial statements and a change in accounting estimate. SFAS No. 154 applies to voluntary changes in accounting principles that are made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

On July 13, 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Accounting policies: — (Continued)

appropriate components of equity) for that fiscal year. The Company believes the adoption of FIN 48 will not have a material effect on its consolidated financial statements.

3.     Stockholders’ Equity:

Initial Public Offering

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

Upon closing of the Offering, the Company sold and issued an option (“UPO”) for $100 to HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering, to purchase up to 335,000 shares of the Company’s common stock and/or up to 335,000 Redeemable Warrants at an exercise price of $6.3125 per share of common stock and $0.0625 per Redeemable Warrant. The UPO is exercisable in whole or in part, solely at HCFP’s discretion, during the five-year period commencing on the date of the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholder’s equity with a corresponding increase in paid-in capital. The Company determined the fair value of the common stock and Redeemable Warrants underlying the UPO to be approximately $711,000 at the date of sale and issuance, which was calculated using a Black-Scholes option-pricing model. The fair value of the UPO was estimated using the following assumptions: (1) fair value of common stock and warrants of $5.10 in aggregate at the date of issuance (2) expected volatility of 50%, (3) risk-free interest rate of 3.96%, (4) contractual life of 5 years and (5) no dividend. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Although the UPO and its underlying securities were registered under the registration statement related the Offering, the option grants to holders demand and “piggy back” rights with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the UPO. The Company is only required to use its best efforts to cause the registration statement for the Units and securities underlying the UPO to be come effective and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company has no obligation to net cash settle the exercise of the UPO or the securities underlying the UPO.

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Property and Equipment, net

Property and equipment, net, consists of the following at June 30, 2006 and 2005:

	2006	2005
Computer hardware	$38,055	$—
Leasehold improvements	8,691	—
Furniture and fixtures	52,943	—
Purchased software	79,105	—
Internal use software	15,750	—
	194,544	—
Less: Accumulated depreciation and amortization	(19,664)	—
	$174,880	$—

Depreciation and amortization expenses was $19,664 and $0 and $0 for the years ended June 30, 2006, 2005 and 2004, respectively.

5.    Accrued expenses

Accrued expenses consist of the following at June 30, 2006 and 2005:

	2006	2005
Accrued promotional minutes	$165,167	$—
Accrued sales rebates to end-user customers	183,362	—
Insurance payable	78,790
Accrued sales return allowance	153,597	—
Other accrued expenses	191,727	100,657
	$772,643	$100,657

6.     Related party transactions:

Financing

A related party purchased $25,000 principal amount of 6% notes on June 20, 2005 and $37,500 principal amount of 8% notes in July 2005 in the private placement, and also received an aggregate of 58,333 private warrants in connection with such purchases for the same purchase price as all other investors in the private placements and received identical registration rights with respect to his securities (Note 9).

Marketing

Certain marketing services are being provided to the Company by Future Marketing whose sole stockholder is also the sole stockholder of The Future, LLC, which owned approximately 18.1% of the Company’s common stock prior to the Offering and owns approximately 5.5% of the Company’s stock subsequent to the Offering. Future Marketing, among other things, assists in the development and execution of the Company’s marketing plans, manages the accounts, assists in product development and handles back-office vendor functions. As compensation for its services Future Marketing is paid a monthly fee and in addition is entitled to certain fees

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Related party transactions: — (Continued)
based on a percentage of net sales and net profits, as defined, with certain maximum fees. The Company recognized $159,000 of expenses during the year ended June 30, 2006 pursuant to this arrangement which is included in selling, marketing and development expense on the accompanying consolidated statement of operations. In addition, the Company granted stock options to Future Marketing which resulted in a charge of $8,555, which is included in selling, marketing and development expense on the accompanying consolidated statement of operations during the year ended June 30, 2006.

Carrier Relations

The Company has entered into a five-year agreement with David Feuerstein (a principal stockholder of the Company) pursuant to which, in consideration for helping to establish its service provider relationship with IDT and, going forward, maintaining and expanding its relationship with each of IDT and SunRocket, the Company will pay Mr. Feuerstein one quarter of one percent of all net revenues, as defined, collected by the Company during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset Internet telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized approximately $4,573 of expenses during the year ended June 30, 2006, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying consolidated statement of operations.

The Company will also pay to Mr. Feuerstein five percent of all net revenues, as defined, collected by the Company from IDT during each year of the term of and directly attributable to the Company’s service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized $5 of expenses during the year ended June 30, 2006, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying consolidated statement of operations.

The Company will also pay to Mr. Feuerstein two percent of all net revenues, as defined, collected by the Company from SunRocket during each year of the term of and directly attributable to the Company’s June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for each year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in any computation of such net revenues. The agreement may be extended for an additional five-year term if the Company is profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. The agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term. The Company recognized $5 of expenses during the year ended June 30, 2006, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying consolidated statement of operations.

7.     Commitments:

Carrier Agreements

The Company is party to certain agreements with phone service carriers which provide for certain payments and account activations (See Note 2).

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

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Commitments: — (Continued)

Guarantee to Supplier

The Company entered into an agreement with CIT Commercial Services (“CIT”) in July 2005 to facilitate the purchase of inventory. Under this agreement, CIT approves purchase orders from the Company’s customers and then indirectly guarantees payment by the Company to the manufacturer and supplier of the Company’s phone products. In connection with such services the Company pays CIT a fee of 1.25% on the gross face amount of customer purchase order amount guaranteed. If the actual fees during a quarter are less than $12,500, CIT will charge the Company’s account for the difference. The agreement with CIT can be terminated by CIT or the Company by providing 60 days notice prior to the anniversary date. The Company recognized $64,502 of expense during the year ended June 30, 2006 pursuant to this arrangement of which $42,036 is included in selling, marketing and development expense and $22,466 is included in interest and bank charges on the accompanying consolidated statement of operations. No expense was incurred in prior fiscal years.

Operating Leases

The Company leases certain office space under operating leases. The future minimum cash commitments as of June 30, 2006 under such operating leases are approximately as follows:

Fiscal 2007	$72,300
Fiscal 2008	77,200
Fiscal 2009	78,100
Fiscal 2010	3,100
$230,700

Rent expense was $34,493 for the year ended June 30, 2006. There was no rent for the years ended June 30, 2005 and 2004.

Employment Agreements

Prior to the Offering employees were employed at will by the Company and were compensated on a monthly basis. Subsequent to the Offering certain members of management have entered into employment agreements with the Company. Each of the employment agreements has an initial term through December 31, 2007 and provides for certain base salary. In addition, such individuals are entitled to bonuses based on the Company’s net sales (defined as the Company’s revenues collected during a period less allowances granted to retailers, markdowns, discounts, commissions, reserves for service outages, customer hold backs and expenses):

•	one percent of the amount by which net sales during fiscal year ended June 30, 2006 exceed $5,000,000;

•	one percent of the amount by which net sales for the fiscal year ended June 30, 2007 exceed net sales during the Company’s fiscal year ended June 30, 2006; and

•	one percent of the amount by which net sales for the six-month period ended December 31, 2007 exceed net sales during the six-month period ended June 30, 2007.

The bonus described above is limited to an amount not greater than 75% of the recipient’s then current base annual salary. Such individuals are also entitled to the following bonuses based on net profits (defined as net income, after taxes, as determined in accordance with GAAP):

•	one percent of net profits for each of fiscal years ended June 30, 2006 and June 30, 2007, respectively; and

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Commitments: — (Continued)

•	one percent of net profits for the six-month period ended December 31, 2007.

The employment agreements further provide for certain limits (as a percentage of base salary) on the aggregate bonuses from net sales and net profits for any bonus period. No bonuses were earned during the year ended June 30, 2006.

Other

Pursuant to an agreement between the Company and UTAM, Inc. (“UTAM”) related to Federal Communications Commission equipment authorization for certain of the Company’s phone products, the Company is obligated to make certain payment to UTAM based on the quantity of parts meeting certain criteria shipped by the Company to its retail partners. The Company recognized $2,778 of expense during the year ended June 30, 2006 pursuant to this arrangement.

8.     Stock Based Compensation Plan:

The Company adopted the 2005 stock option plan (the “Plan”) in October 2005. In addition to stock options, the Company may also grant performance accelerated restricted stock (“PARS”) under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 600,000 shares.

The Plan permits the granting of stock options to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than five years from the grant date. The options generally become exercisable for 50% of the option shares one year from the date of grant and then 50% over the following 12 months. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule.

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

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date. A Black-Scholes option-pricing model, applying the following weighted average assumptions, was used to estimate the fair value for employee and non-employee stock options issued:

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Stock Based Compensation Plan: — (Continued)

Year ended June 30, 2006
Weighted Average Assumptions:
Expected volatility	75.9%
Dividend yield	—
Risk-free interest rate	4.57%
Annual forfeiture rate	10.0%
Expected holding period (in years)	3.15

During the year ended June 30, 2006 certain members of management, the board of directors and non-employees received options. The following table summarizes information concerning options outstanding under for the year ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of June 30, 2005	—	$—	$—
Granted	240,000	4.79	2.11
Exercised	—	—	—
Forfeited and Expired	—	—	—
Options Outstanding, June 30, 2006	240,000	$4.79	$2.11
Exercisable, June 30, 2006	90,000	$4.37	$1.94

The following table summarizes the status of the Company’s stock options as of June 30, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Weighted Average	Weighted			Weighted Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$ 5.05	195,000	4.61	$5.05	$—	45,000	4.61	$5.05	$—
$ 3.95	25,000	4.84	$3.95	$—	25,000	4.84	$3.95	$—
$ 3.35	20,000	5.00	$3.35	$—	20,000	5.00	$3.35	$—
Total	240,000		$—	$—	90,000			$—

There were no in-the-money options exercisable on June 30, 2006.

The Company recognized compensation expense of $230,439 for the year ended June 30, 2006 as a result of issuing options to employees and directors which is included in general and administrative expense on the accompanying consolidated statement of operations for the year ended June 30, 2006. As of June 30, 2006, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected vest and be recognized is as follows:

Year ending June 30, 2007	$140,698
Year ending June 30, 2008	85,190
$225,888

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Stock Based Compensation Plan: — (Continued)

Non-employees

The Company has granted 25,000 options and 55,000 warrants to non-employees under various terms. Grants to non-employees are not subject to SFAS 123(R) but continue to be subject to SFAS 123 and other applicable guidance for such arrangements. Accordingly the fair value of the options granted to non-employees is re-measured at the end of each reporting period and the pro rata portion of the fair value is charged to operations over the vesting period. The Company recognized compensation expense of $150,158 during the year ended June 30, 2006, as a result of issuing options and warrants to non-employees, of which $64,365 is included in general and administrative expense and $85,793 is included in selling, marketing and development on the accompanying consolidated statement of operations.

Performance Accelerated Restricted Stock (“PARS”)

PARS vest upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting. Upon consummation of the Offering, certain officers and directors and a consultant received PARS under the Plan. Of the total PARS granted to each executive officer or director and consultant, 25% will vest only if net sales equal or exceed $20 million during fiscal 2006 and another 25% will vest only if net profits equal or exceed $1 million during fiscal 2006. An additional 25% will vest only if net sales equal or exceed $50 million in fiscal 2007 and the final 25% will vest only if net profits equal or exceed $5 million during fiscal 2007. If the performance conditions are not met in the first year, no PARS will vest in such year. If the performance conditions are not met in the second year but cumulative amounts are achieved by the second year representing 80% or more of the cumulative target amounts for both years for a respective condition, then a percentage of the unvested PARS for both years will nevertheless vest in the second year in respect of such condition. In such event, the percentage of unvested PARS that will vest in the second year in respect of a particular performance condition will equal the percentage that such aggregate amount achieved in the first and second years represents of the aggregate amount required to be met by the respective condition for both years. The fair value is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost will be adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date. The Company will record stock based compensation expense equal to the fair value of the PARS once the likelihood of achievement of the performance targets becomes probable. As of June 30, 2006, 325,000 PARS awards are outstanding and none have vested as of June 30, 2006.

9.     Debt:

Convertible Notes

On June 20, 2005, the Company issued convertible notes (the “Convertible Notes”) aggregating $50,000, including $25,000 to a related party (Note 6), which were convertible, at the holder’s discretion, into common stock at the lower of $3.00 or the IPO (as defined below) price in the Offering (the “Note Conversion Price”). The Convertible Notes were payable in cash in July 2007 and accrued interest at a rate of 6% per annum. As additional consideration, the Convertible Notes included 1.3334 Private Warrants (Note 8) for each dollar of principal. The Company incurred $10,000 of direct costs in connection with the issuance of the Convertible Notes which were recorded in debt issuance costs.

Prior to the Offering, the principal amount of the Convertible Notes and the accrued interest thereon were convertible at any time, in whole or part, at the option of the holder into shares of Common Stock. In the event that

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Debt: — (Continued)

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

Senior Convertible Notes

During the period from July 2005 through September 2005, the Company issued and sold an aggregate of $2,113,500, including $37,500 to a related party (Note 6), principal amount of its 8% senior convertible notes (the “Senior Convertible Notes”). The Senior Convertible Notes mature and were payable in cash on July 14, 2007, accrued interest at the rate of 8% per annum, and were ranked senior to all indebtedness of the Company, other than permitted indebtedness, as defined. The purchasers of the Senior Convertible Notes received Private Warrants (See Note 10) at a rate of 0.667 of a Private Warrant for each $1.00 in principal amount of the convertible notes, covering an aggregate total of 1,409,000 shares of the Company’s common stock. The Company incurred approximately $521,000 of direct costs in connection with the issuance of the Senior Convertible Notes which were recorded as debt issuance costs.

The Senior Convertible Notes were convertible, at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the lower of (i) $3.00 per share or (ii) the per share price at which the common stock is sold to the public a public offering (the “Conversion Price”). In the event that the Company consummated an offering at a price that exceeded the then applicable Conversion Price by at least 130%, then the principal amount of the notes and accrued interest thereon shall have automatically convert into shares of the Company’s common stock at the conversion price (Note 3).

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

During the year ended June 30, 2006 $266,057 of discount on the Convertible Notes and Senior Convertible Notes (collectively the “Notes”) had been accreted and recorded in accretion of debt discounts on the accompanying consolidated statement of operations. Upon consummation of the Offering the principal amount of the Notes and accrued interest payable thereon of $87,220 automatically converted into 750,240 shares of the Company’s common stock at a conversion price of $3.00 per share. As a result of the conversion of the Notes into shares of common stock, a non-cash interest expense of $1,686,042 resulting from the amortization of the balance of the original issue discount as compared to the principal amount of the Notes was incurred at the consummation of the Offering and was charged to amortization of debt discounts on the accompanying consolidated statement of operations at the consummation of the Offering. Additionally, the carrying value of the debt issuance costs of $472,267 as of the date of the Offering was immediately amortized and charged to amortization of debt issuance costs on the accompanying consolidated statement of operations at the consummation of the Offering. As of February 6, 2006 the Notes were settled in full and no further amounts are payable.

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.          Warrants:

Private Warrants

The Company’s Private Warrants entitled the holder to purchase one share of the Company’s common stock at an exercise price equal to the lower of (i) $5.05 and (ii) the price per share at which the Company’s common stock is sold in the Offering, subject to adjustment. As a result of the Offering in February 2006, the exercise price was fixed at $5.05 per share. Upon consummation of the Offering, all the Private Warrants were automatically exchanged into a like number of Redeemable Warrants described below. As of June 30, 2006, no Private Warrants are outstanding.

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

The Redeemable Warrants may be exercised on or prior to the expiration date by payment of the exercise price in cash for the number of Redeemable Warrants being exercised. The Redeemable Warrants will not be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the Redeemable Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the applicable securities laws. The Company has agreed to use its best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Redeemable Warrants until the expiration of the Redeemable Warrants. The Company will not be obligated to deliver registered securities, and there are no contractual penalties for failure to deliver such securities, if a registration statement is not effective at the time of exercise. However, upon exercise of the Redeemable Warrants, the Company may satisfy the obligation to issue shares in unregistered stock and then continue to use its best efforts to register the shares of stock issued. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Redeemable Warrant exercise. Holders of Redeemable Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock. As of June 30, 2006, 5,328,167 Redeemable Warrants are outstanding. An additional 335,000 Redeemable Warrants are issuable upon exercise of the UPO (Note 3).

AMERICAN TELECOM SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          Income Taxes:

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	2006	2005
Statutory U.S. rate	34.0%	34.0%
State income taxes, net of federal benefit	4.0%	4.0%
Non deductible expenses and other	1.3%	0.0%
	39.3%	38.0%
Effect of valuation allowance	(39.3%)	(38.0%)
	0.0%	0.0%

Significant components of the Company’s future tax assets at June 30, 2006 and 2005 are as follows:

	2006	2005
Tax effect of operating loss carryforwards	$2,230,000	$78,122
Other	14,900	—
Effect of valuation allowance	(2,244,900)	(78,122)
Net deferred tax assets	$—	$—

At June 30, 2006, the Company had net operating loss (“NOL”) carry-forwards of approximately $5.9 million which expire through 2026, subject to certain limitations. Pursuant to Section 382 of the Internal Revenue Code, the usage of a portion of these net operating loss carryforwards may be limited due to changes in ownership which have occurred. A full valuation allowance has been established because of the uncertainty regarding the Company’s ability to generate income sufficient to utilize the tax losses during the carry-forward period.

12.          Quarterly financial data (Unaudited)

The Company’s unaudited condensed quarterly financial data is as follows for the interim quarters ended:

Quarter Ended	Sept 30, 2004	Dec 31, 2004	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006
Revenues	$—	$—	$—	$—	$—	$308,369	$117,891	$2,673,917
Gross Profit	—	—	—	—	—	76,772	12,113	1,209,727
Income (loss) from operations	(9,260)	(15,083)	(34,395)	(111,510)	(418,696)	(927,144)	(3,178,760)	(1,213,446)
Income (loss) before extraordinary items and cumulative effect of changes on accounting	(9,260)	(15,083)	(34,395)	(111,510)	(418,696)	(927,144)	(3,178,760)	(1,213,446)
Net income (loss)	(9,260)	(15,083)	(34,395)	(111,510)	(418,696)	(927,144)	(3,178,760)	(1,213,446)
Net income (loss) per share, basic and diluted	$—	$(0.01)	$(0.02)	$(0.06)	$(0.21)	$(0.46)	$(0.71)	$(0.19)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Telecom Services, Inc.

Dated: September 28, 2006	By:	/s/ Bruce Hahn
Bruce Hahn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Lawrence Burstein	Chairman of the Board of Directors	September 28, 2006
Lawrence Burstein /s/ Bruce Hahn	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2006
Bruce Hahn /s/ Bruce Layman	Chief Operating Officer and Chief Financial Officer	September 28, 2006
Bruce Layman	(Principal Financial Officer and Principal Accounting Officer)
/s/ Robert F. Doherty	Director	September 28, 2006
Robert F. Doherty	Director
Elliott J. Kerbis /s/ Donald G. Norris	Director	September 28, 2006
Donald G. Norris /s/ Robert S. Picow	Director	September 28, 2006
Robert S. Picow

E-1