Form 10-Q
period 2006-09-30
American Telecom Services Inc
filed 2006-11-14
CIK 1336467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

Commission File Number: 001-32736

American Telecom Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0602480
(State of incorporation)	(I.R.S. Employer Identification Number)

2466 Peck Road
City of Industry, California 90601
(Address of Principal Executive Offices)

(562) 692-3869
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, par value $0.001 per share	6,502,740 shares

AMERICAN TELECOM SERVICES, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. Factors that could cause actual results to differ from those contained in the forward-looking statements include: we only recently commenced our commercial operations; the agreements with the strategic partners that provide the communications services accessible through our phones require us to meet certain minimum requirements, which, if not met, could lead to our loss of certain material rights; if we are unable to effectively manage the transition from development stage to commercial operations, our financial results will be negatively affected; our failure to quickly and positively distinguish our phone/service bundles from other available communications solutions could limit the adoption curve associated with their market acceptance and negatively affect our operations; and the other risks and uncertainties discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1	FINANCIAL STATEMENTS

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,233,206	$12,372,765
Accounts receivable, net	4,389,963	1,060,968
Inventory	3,330,925	2,181,019
Prepaid expenses and other	3,773,475	808,523
Total current assets	17,727,569	16,423,275

Property and equipment, net	207,685	174,880
Deposit and other assets	84,497	75,391
Total assets	$18,019,751	$16,673,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652,671	$372,916
Accrued expenses	3,648,522	987,777

Total liabilities	4,301,193	1,360,693
Commitments (Note 5 )

Stockholders’ equity (Notes 3 and 6) :
Preferred stock, $.001 par value, authorized 5,000,000 shares, issued and outstanding -0- shares	—	—
Common stock, $.001 par value, 40,000,000 shares authorized;
6,502,740 shares issued and outstanding	6,503	6,503
Additional paid-in capital	21,274,438	21,239,702
Accumulated deficit	(7,562,383)	(5,933,352)
Total stockholders’ equity	13,718,558	15,312,853
Total liabilities and stockholders’ equity	$18,019,751	$16,673,546

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
Revenues	$4,266,022	$—
Costs of sales	2,989,682	—
Gross profit	1,276,340	—

Operating Expenses:
Selling, marketing and development	2,012,409	116,703
General and administrative	965,866	188,563
Total expenses	2,978,275	305,266
Operating loss	(1,701,935)	(305,266)

Other expenses (income):
Interest expense and bank charges	17,569	35,721
Interest income	(90,473)	—
Amortization of debt discounts and debt issuance costs	—	77,709
Loss before provision for income taxes	(1,629,031)	(418,696)

Provision for income taxes	—	—
Net loss	$(1,629,031)	$(418,696)
Net loss per common share:
Basic and diluted	(0.25)	$(0.21)
Weighted average shares outstanding:
Basic and diluted	6,502,740	2,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance, June 30, 2006	6,502,740	$6,503	$21,239,702	$(5,933,352)	$15,312,853

Stock-based compensation related to employee stock options (Notes 2 and 6)	—	—	35,464	—	35,464

Stock-based compensation related to non-employee stock options (Notes 2 and 6)	—	—	(728)	—	(728)

Net loss	—	—	—	(1,629,031)	(1,629,031)

Balance, September 30, 2006	6,502,740	$6,503	$21,274,438	$(7,562,383)	$13,718,558

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,629,031)	$(418,696)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	15,404	—
Common stock and capital contributed for services	—	2,080
Employee and non-employee share based compensation	34,736	—
Amortization of debt discounts and issuance costs	—	77,709

Changes in operating assets and liabilities:
Accounts receivable	(3,328,995)	—
Inventory	(1,149,906)	(201,629)
Prepaid expenses and other	(2,964,952)	(156,616)
Deposit and other assets	(9,106)	—
Accounts payable	279,755	207,317
Accrued expenses	2,660,745	27,497
Accrued interest payable	—	37,384
Net cash used in operating activities	(6,091,350)	(424,954)

Cash flows from investing activities:
Purchases of property and equipment	(48,209)	—
Net cash used in investing activities	(48,209)	—

Cash flows from financing activities:
Proceeds from senior convertible notes	—	2,113,500
Debt issuance costs	—	(405,308)
Net cash provided by financing activities	—	1,708,192

Net (decrease) increase in cash and cash equivalents	(6,139,559)	1,283,238
Cash and cash equivalents — beginning of period	12,372,765	50,780

Cash and cash equivalents — end of period	$6,233,206	$1,334,018

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash financing activities:
Deferred financing costs	$—	$53,382
Accrued financing costs	$157,871	$180,220

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the business

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

2.	Summary of Significant Accounting policies

Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and results of operations. The operating results for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited June 30, 2006 financial statements, including the notes thereto, which are included in the Company’s Form 10K, filed on September 28, 2006.

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary American Telecom Services, (Hong Kong) Limited. All intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of long-lived assets, the fair value of the Company’s common stock and warrants, estimated warranty reserves and other allowances, the allocation of proceeds from debt to equity instruments and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenue recognition

During the three months ended September 30, 2006, the Company generated approximately $4.2 million of net revenues from the sale of the Company’s phone products to consumer retailers. No revenue was generated during the three months ended September 30, 2005.

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

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer.

Phone Products

The Company’s phone products are sold through Retail Partners to the end user customer. Revenues from sales of phones are recognized in the period when title and risk of loss are transferred to the Retail Partner in accordance with the terms of an agreement, provided all other revenue recognition criteria have been met. Retail Partners participate in various cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs once they commence and records related charges either as a reduction of revenue or an expense depending on the facts and circumstances.

The Company generally warrants its phone products against defects to customers for a period of up to one year. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As required, the Company accrues a provision for warranty reserves as a selling expense at the time of revenue recognition. During the three months ended September 30, 2006 the Company recorded a provision for warranty reserves of $45,113. As of September 30, 2006 the Company’s warranty liability reserve was $79,504 and is included in accrued expenses.

Additionally, the Company accrues for sales returns, and other allowances based on estimates. Each estimate was based on the Company’s historical experience, management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry. As required, the Company accrues a provision for estimated future costs and estimated returns as a reduction of revenue at the time of revenue recognition. During the three months ended September 30, 2006 the Company recorded provisions for sales returns allowances totaling $225,566.  As of September 30, 2006 the Company’s provisions for sales returns was $408,615 which is included in accrued expenses.

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

In connection with the agreements with the carriers, the Company is entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of the Company’s Internet phones, the Company receives a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. The Company is also entitled to receive ongoing monthly commissions from both SunRocket and IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of the Company’s phones. In addition, the Company receives certain retail marketing co-op fees and

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contributions for consumer rebates in certain circumstances from carriers. The Company’s obligations to end-users of the Company’s phones relate solely to the sales of the Company’s phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, the Company has no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the Company’s phones, will be recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the Company’s phones and marketing co-op fees will be recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time. During the three months ended September 30, 2006, $1,579 of commission revenue was recognized. No revenue was recognized during the three months ended September 30, 2005.

The Company offers some Retail Partners a percentage of the service revenue commissions it earns from carriers of communications service providers and a percentage of the subscriber activation fees the Company will receive from SunRocket in connection with the purchase of communications services by end-users of the Company’s Internet phones. Such fees will be recorded as a reduction of revenues. During the three months ended September 30, 2006, no commissions were earned by Retail Partners.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes-off accounts receivable when they become uncollectible. The Company performs credit evaluations of its customers’ financial condition on a regular basis.

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

The Company adopted SFAS 123(R) prospectively as no share-based compensation awards were granted prior to February 2006. Share-based compensation expense for employees recognized under SFAS 123(R) for three months ended September 30, 2006 was $35,464, which consisted of share-based compensation expense related to stock option grants to employees and directors and is included in general and administrative expense on the accompanying condensed consolidated statements of operations. See Note 6 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2006 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

No share-based compensation awards were granted during the three months ended September 30, 2006 and 2005.

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

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time. Share-based compensation for non-employees during the three months ended September 30, 2006 resulted in income of $728 due to the decline in the Company’s stock price and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the condensed consolidated balance sheets at September 30, 2006 and June 30, 2006.

Inventory and Shipping

Inventory consists of finished goods on hand and in transit which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method and includes the shipping costs to acquire inventory.

As of September 30, 2006, $3,037,603 of advances to manufacturers of the Company’s phone products is included in prepaid expenses and other on the accompanying condensed consolidated balances sheets related to payments made for inventory purchases for which the Company had an obligation to make payment but had not yet taken title to such inventory as of September 30, 2006.

The Company includes the expense of shipping and handling on shipments to customers in selling, marketing and development on the condensed consolidated statements of operations. During the three months ended September 30, 2006 the Company incurred approximately $323,000 of shipping costs to customers of which approximately $254,000 represents expedited freight costs due to the initial distribution of certain products to retailers to ensure the Company’s phone products were on Retail Partners’ shelves for the holiday sales season. Included in revenues is $15,340 of fees earned from customers related to reimbursements of shipping costs.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Internal Use Software

The Company has adopted statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software will begin when the software is ready for its intended use. During the three ended September 30, 2006 the company capitalized $23,200 of costs related to developing internal use software.

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

The Company's services have been provided primarily to a limited number of clients located in the United States. The Company had phone product revenues from two (2) customers representing 95% (65% and 30%, respectively) of the $4.2 million in net phone product revenues during the three months ended September 30, 2006.

Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had two (2) customers represent 89% (58% and 31%, respectively) of total gross accounts receivable as of September 30, 2006. The Company had three (3) clients accounting for 95% (58%, 19% and 18%, respectively) of total gross accounts receivable as of June 30, 2006.

Net loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the three months ended September 30, 2006 and 2005 exclude potentially issuable common shares of 5,623,167 and 2,196,834, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting For Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning July 1, 2007. The Company will evaluate the effect FIN 48 will have on its financial statements and related disclosures.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financials statements.

3.	Stockholders’ Equity

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

Purchase Option

Upon closing of the Offering, the Company sold and issued an option (“UPO”) for $100 to HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering, to purchase up to 335,000 shares of the Company’s common stock and/or up to 335,000 Redeemable Warrants at an exercise price of $6.3125 per share of common stock and $0.0625 per Redeemable Warrant. The UPO is exercisable in whole or in part, solely at HCFP’s discretion, during the five-year period commencing on the date of the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholder’s equity with a corresponding increase in paid-in capital. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise price of the UPO and the market prices of the Commons Stock and Warrants) to exercise the UPO without the payment of any cash. Although the UPO and its underlying securities were registered under the registration statement related the Offering, the option grants to holders demand and “piggy back” rights with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the UPO. The Company is only required to use its best efforts to cause the registration statement for the Units and securities underlying the UPO to be come effective and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company has no obligation to net cash settle the exercise of the UPO or the securities underlying the UPO.

Redeemable Warrants

In connection with the Offering in February 2006, the Company sold 3,852,500 redeemable warrants to purchase shares of the Company’s common stock (the “Redeemable Warrants”). In addition, upon consummation of the Offering, 1,475,667 of warrants previously issued in connection with debt were automatically exchanged into a like number of Redeemable Warrants. The Company’s Redeemable Warrants entitle the holder to purchase one share of the Company’s common stock at a price of $5.05 per share, at any time commencing on the date of the Offering and expiring on January 31, 2011. As of September 30, 2006, 5,328,167 Redeemable Warrants were outstanding.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may call the Redeemable Warrants, with HCFP’s prior consent, for redemption at a price of $0.05 per warrant upon a minimum of 30 days’ prior written notice of redemption if and only if, the Company then has an effective registration statement covering the shares issuable upon exercise of the Redeemable Warrants. However the Company may not initiate its call right unless the last sales price per share of the Company’s common stock equals or exceeds 150% (currently $7.58) thereafter, of the then effective exercise price of the Redeemable Warrants for all 15 of the trading days ending within three business days before the Company sends the notice of redemption.

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

4.	Related party transactions

Marketing

Certain marketing services are being provided to the Company by Future Marketing whose sole stockholder is also the sole stockholder of The Future, LLC, which owns approximately 5.5% of the Company’s stock. Future Marketing, among other things, assists in the development and execution of the Company’s marketing plans, manages the accounts, assists in product development and handles back-office vendor functions. The Company recognized $46,200 and $36,000 of expenses during the three months ended September 30, 2006 and 2005 respectively, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying condensed consolidated statements of operations.

Carrier Relations

The Company has entered into a five-year agreement with David Feuerstein (a principal stockholder of the Company) pursuant to which, in consideration for helping to establish its service provider relationship with IDT and, going forward, maintaining and expanding its relationship with each of IDT and SunRocket, the Company will pay Mr. Feuerstein one quarter of one percent of all net revenues, as defined, collected by the Company during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset Internet telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized $7,652 and $0 of expenses during the three months ended September 30, 2006 and 2005 respectively, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying condensed consolidated statements of operations.

The Company will also pay to Mr. Feuerstein five percent of all net revenues, as defined, collected by the Company from IDT during each year of the term of and directly attributable to the Company’s service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized a nominal amount of expenses during the three months ended

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying condensed consolidated statements of operations.

The Company will also pay to Mr. Feuerstein two percent of all net revenues, as defined, collected by the Company from SunRocket during each year of the term of and directly attributable to the Company’s June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for each year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in any computation of such net revenues. The agreement may be extended for an additional five-year term if the Company is profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. The agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term. The Company recognized a nominal amount of expenses during the three months ended September 30, 2006 and 2005, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying condensed consolidated statements of operations.

5.	Commitments

Guarantee to supplier

The Company entered into an agreement with CIT Commercial Services (“CIT”) in July 2005 to facilitate the purchase of inventory. Under this agreement, CIT approves purchase orders from the Company’s customers and then indirectly guarantees payment by the Company to the manufacturer and supplier of the Company’s phone products. In connection with such services the Company pays CIT a fee of 1.25% on the gross face amount of customer purchase order amount guaranteed. If the actual fees during a quarter are less than $12,500, CIT will charge the Company’s account for the difference. The agreement with CIT can be terminated by CIT or the Company by providing 60 days notice prior to the anniversary date. The Company recognized $12,500 and $0 of expense during the three months ended September 30, 2006 and 2005, respectively pursuant to this arrangement which are included in interest and bank charges on the accompanying condensed consolidated statements of operations.

Employment Agreements

Prior to the Offering employees were employed at will by the Company and were compensated on a monthly basis. Subsequent to the Offering certain members of management have entered into employment agreements with the Company. Each of the employment agreements an initial term through December 31, 2007 and provide for certain base salaries. In addition such individuals are entitled to bonuses based on the Company’s net sales (defined as the Company’s revenues collected during a period less allowances granted to retailers, markdowns, discounts, commissions, reserves for service outages, customer hold backs and expenses). Such bonuses are limited to an amount no greater than 75% of the recipient’s then current base annual salary. Such individuals are also entitled to bonuses based on net profits (defined as net income, after taxes, as determined in accordance with GAAP. The employment agreements further provide for certain limits (as a percentage of base salary) on the aggregate bonuses from net sales and net profits for any bonus period. No bonuses were earned or recognized during the three months ended September 30, 2006 and 2005.

Other

Pursuant to an agreement between the Company and UTAM, Inc. (“UTAM”) related to Federal Communications Commission equipment authorization for certain of the Company’s phone products, the Company is obligated to make certain payment to UTAM based on the quantity of parts meeting certain criteria shipped by the Company to its retail partners. The Company recognized $47,780 and $0 of expense during the three months ended September 30, 2006 and 2005, respectively, pursuant to this arrangement which is included in selling, marketing, and development on the accompanying condensed consolidated statements of operations.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stock Based Compensation Plan

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

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon risk-free interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on management’s estimate.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date. No options were granted during the three months ended September 30, 2006. The following table summarizes information concerning options outstanding as of June 30, 2006 and for the three months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of June 30, 2006	240,000	$4.79	$2.11
Granted	—	—	—
Exercised	—	—	—
Forfeited and Expired	—	—	—
Options Outstanding, September 30, 2006	240,000	$4.79	$2.11
Exercisable, September 30, 2006	90,000	$4.37	$1.94

The following table summarizes the status of the Company’s stock options as of September 30, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Weighted Average	Weighted			Weighted Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$5.05	195,000	4.35	$5.05	$—	45,000	4.35	$5.05	$—
$3.95	25,000	4.58	$3.95	$—	25,000	4.58	$3.95	$—
$3.35	20,000	4.75	$3.35	$—	20,000	4.75	$3.35	$—
Total	240,000		$—	$—	90,000			$—

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no in-the-money options exercisable on September 30, 2006.

The Company recognized compensation expense of $35,464 during the three months ended September 30, 2006 as a result of the continued vesting of options previously issued to employees which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

As of September 30, 2006, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected vest and be recognized is as follows:

Year ending June 30, 2007	$105,234
Year ending June 30, 2008	85,190
$190,424

Performance Accelerated Restricted Stock (“PARS”)

PARS vest upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting. Upon consummation of the Offering, certain officers and directors and a consultant received PARS under the Plan. Of the total PARS granted to each executive officer or director and consultant, 25% will vest only if net sales equal or exceed $20 million during fiscal 2006 and another 25% will vest only if net profits equal or exceed $1 million during fiscal 2006. An additional 25% will vest only if net sales equal or exceed $50 million in fiscal 2007 and the final 25% will vest only if net profits equal or exceed $5 million during fiscal 2007. If the performance conditions are not met in the first year, no PARS will vest in such year. If the performance conditions are not met in the second year but cumulative amounts are achieved by the second year representing 80% or more of the cumulative target amounts for both years for a respective condition, then a percentage of the unvested PARS for both years will nevertheless vest in the second year in respect of such condition. In such event, the percentage of unvested PARS that will vest in the second year in respect of a particular performance condition will equal the percentage that such aggregate amount achieved in the first and second years represents of the aggregate amount required to be met by the respective condition for both years. The fair value is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost will be adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date. The Company will record stock based compensation expense equal to the fair value of the PARS once the likelihood of achievement of the performance targets becomes probable. As of September 30, 2006, 325,000 PARS awards are outstanding and none have vested as of September 30, 2006.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this prospectus. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

During the three months ended September 30, 2006, our suppliers continued the manufacturing of our VoIP and prepaid residential long distance service phones and we funded these manufacturing efforts primarily from the proceeds of our initial public offering. We received our initial purchase orders in September 2005 and limited shipments of our phones began arriving in retail stores in October 2005. Both our prepaid long distance and Internet phone/service bundles are available through our retail customers.

Results of Operations

Three months ended September 30, 2006 and 2005

Revenues—Revenue was $4,266,022 for the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005. Our revenue for the three months ended September 30, 2006 was comprised of $4,249,102 net sales from phone products, $1,580 of carrier revenues and shipping and handling income of $15,340. Our phone product revenues during the three months ended September 30, 2006 were earned from a limited amount of customers, with two (2) customers representing 95% of our phone product revenues during the period.

We did not generate any revenues through September 30, 2005. In September 2005 we shipped our initial phone products which began arriving in retail outlets in October 2005. Since we only began generating significant revenues during the fourth fiscal quarter of our fiscal year ended June 30, 2006, our historical financial information is not necessarily indicative of our future financial performance.

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

Cost of Revenues—Cost of sales was $2,989,682 for the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005. Cost of sales consists primarily of cost of phone inventory sold including landing charges.

Gross Margin—Gross margin during the three months ended September 30, 2006 was $1,276,340 or 29.9%. The gross margin is a result of our net revenues less the cost of the phones, including transportation costs to acquire the phone. Gross margin percentage declined during the first quarter of fiscal 2007 compared to the fourth quarter of our fiscal year ended June 30, 2006 primarily due to the substitution of our custom chipset with a more costly off-the-shelf chipset which allowed us to accelerate the manufacturing of phones to meet deadlines for the holiday season.

Selling, Marketing and Development—Selling, marketing and development expense was $2,012,409 for the three months ended September 30, 2006 and $116,703 for the three months ended September 30, 2005, an increase of $1,895,706. The increase is attributable to the increase in our selling and marketing efforts related to sales of our phone products compared to minimal activities during the three months ended September 30, 2005. Selling, marketing and development expenses are sales and marketing expenses directly associated with the development of sales channels. These costs consist primarily of commissions, rebates, co-op marketing, promotional minutes, package design costs, shipping to customers and advertising as well as certain non-recurring expenses for new business development. During the three months ended September 30, 2006 approximately $323,000 is included in selling expense related to shipping and handling charges incurred of which approximately $254,000 represents expedited freight costs due to the initial distribution of certain products to retailers and to ensure our phone products were on retailer’s shelves for the holiday sales season.

General and Administrative Support—General and administrative expense was $965,866 for the three months ended September 30, 2006 and $188,563 for the three months ended September 30, 2005, an increase of $777,303. General and administrative expenses consist primarily of personnel costs, corporate overhead, travel and professional fees. Additionally general and administrative expenses includes share-based compensation expense of $34,736 for the three months ended September 30, 2006, which related to stock option grants to employees and directors.

During the three months ended September 30, 2005 we had limited operations however we began hiring our officers, began recruiting key operating and customer service positions, and continued planning the development of our systems and infrastructure needs. We did not incur any expenses for leased space prior to October 2005.

Interest and Bank Charges, net—Interest and bank charges were $17,569 for the three months ended September 30, 2006 and $35,721 for the three months ended September 30, 2005, a decrease of $18,152. The decrease is due to no longer incurring interest expense on debt which was outstanding until our IPO. Interest expense of $17,569 during the three months ended September 30, 2006 consists primarily of banking fees. Interest income of $90,473 during the three months ended September 30, 2006 relates to income earned on cash deposits maintained at financial institutions.

Amortization of Debt Discounts and Issuance Costs—-Amortization of debt discounts and debt issuance costs relate to debt discounts and issuance costs associated with our convertible notes which were issued in September 2005 and July 2005. Such costs were amortized over the life of the related debt. Upon consummation of our IPO in February 2006, the principal amount of the Notes and accrued interest payable thereon automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share and accordingly there has been no amortization of debt issuance costs and discounts after our IPO. Amortization of debt discount and debt issuance cost were $0 and $77,709 for the three months ended September 30, 2006 and 2005, respectively.

Net loss— Net loss was $1,629,031 ($0.25 per share) and $418,696 ($0.21 per share) for the three months ended September 30, 2006 and 2005, an increase in loss of $1,210,335.

Liquidity and Capital Resources

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

At September 30, 2006, our working capital was $13,426,376 compared to working capital of $15,062,582 at June 30, 2006. Cash and cash equivalents was $6,223,206 at September 30, 2006 compared to $12,372,765 at June 30, 2006. The principal components of working capital at September 30, 2006 were cash and cash equivalents, accounts receivable, advances to suppliers and inventory, offset by an increase in our accounts payable and accrued expenses associated with the increase in activity associated with purchase and sales of our products. The decrease in cash and cash equivalents was due primarily to cash used to purchase inventory and for our operations. Our customers are primarily large, United States based retail companies and, as a result, we seldom experience issues with the reliability or timing of customer receipts. However, vendors’ payment terms vary and are tightly managed to minimize the working capital gap between receivable and payables.

Operating Cash Flows

During the three months ended September 30, 2006, we utilized cash from our operating activities of $6,091,350, compared to $424,954 used in operating activities during the three months ended September 30, 2005.

Net cash used in operating activities during the three months ended September 30, 2006 can be attributed to increases in accounts receivable, prepaid assets and inventory and to cash used to fund our operating activities, offset by customer collections and increases in accrued expenses. Depreciation has been relatively low since our inception. Cash flows from operations during the three months ended September 30, 2005 related primarily to the commencement of our commercial operations and initial purchases of inventory.

Accounts Receivable

During the three months ended September 30, 2006, we generated sales of our phone products, which resulted in an increase in accounts receivable in the amount of $3,328,995 from June 30, 2006, and a corresponding negative operating cash flow impact for the three months.

Prepaid and other assets

During the three months ended September 30, 2006 we made payments to suppliers and vendors in advance of services being rendered. At September 30, 2006 the increase in prepaid expenses from June 30, 2006 had a negative operating cash flow impact of $(2,964,952).

Inventory

During the three months ended September 30, 2006 we built up our inventory in order to be able to fulfill customer purchase orders in our second quarter. At September 30, 2006 the increase in inventory had a negative operating cash flow impact of $(1,149,906).

Accounts Payable and Accrued Expenses

The increase in our accounts payable and accrued expenses during the three months ended September 30, 2006 from June 30, 2006 was commensurate with the increase in our commercial operations, including purchases of our phone products and reserves associated with the increase in our revenues. Our increase in accounts payable and accrued expenses had a positive operating cash flow impact of $2,940,500.

Cash Flows from Investing Activities.

During the three months ended September 30, 2006, cash used in investing activities was $48,209, compared to $0 used in investing activities during the three months ended September 30, 2005.

Since our suppliers manufacture our phone products and we pay suppliers for warehouse space, we typically have very low levels of capital expenditures. Our capital expenditures have been low since our inception. We do not anticipate any material increases in capital expenditure and do not currently have any plans or proposed projects which would require any additional significant capital expenditure. Our capital expenditures are predominantly related to office fixtures and furnishings, computer equipment, software and software development. There are no known timing elements where our capital expenditure would be materially significant or differ from other periods. Capital expenditure during the three months ended September 30, 2006 were $48,209 and due primarily to the development of software to be used internally in our operations.

Cash Flows from Financing Activities.

During the three months ended September 30, 2006, cash provided by financing activities was $0, compared to $1,708,192 provided by financing activities during the three months ended September 30, 2005.

During the period July 2005 through September 2005, we issued and sold in a series of private transactions an aggregate of $2,113,500 in principal amount of our 8% notes. Such notes were converted to common stock upon consummation of our IPO.

We will require the remaining net proceeds from our IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations during the current fiscal year. We believe that the proceeds of our prior private placements and the IPO, together with certain minimum levels of anticipated revenues and accounts receivable financing that we believe will be available to us, will be sufficient to fund our capital requirements for the remainder of fiscal 2007. However, in light of the competitive nature of the telecommunications industry and the evolution of new phones and services from time to time, any estimate as to our liquidity and overall financial condition may change over time. Some factors that could affect our liquidity and overall financial condition are the timing of our introduction of our phone/service bundles, customer acceptance and usage of our phone/service bundles and competition from existing service providers and other telecommunications companies. To the extent that circumstances evolve in an unfavorable manner, we may generate lower revenues then we currently anticipate and, as a result, we would experience reduced cash flow and our ability to obtain sufficient accounts receivable financing would be hampered. Accordingly in such event, we may be required to complete additional equity and/or debt financing. In that regard, we are currently exploring financing alternatives of which we believe at least one will be available to us should we require capital in order to continue with our growth plans. However, there is no assurance that we would be able to secure such additional financing or that such financing will be on satisfactory terms to us or that the price of our common stock will be at a price level to permit us to call our warrants, in which case we would be forced to curtail operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4	CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, nor have we been involved in any such proceedings since our inception.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those disclosed in the risk factors section in Item 1A of our annual report on Form 10-K for our fiscal year ended June 30, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The Common Stock was sold at an offering price of $5.05 per share and the Redeemable Warrants were sold at an offering price of $0.05 per warrant. The aggregate offering price was $19,142,750. We incurred approximately $2.5 million in underwriting and other expenses in connection with the offering, resulting in net proceeds of approximately $16.6 million. Since the consummation of our initial public offering through September 30, 2006, we have primarily used the net proceeds from the offering as follows:

Purpose	Use of Proceeds through September 30, 2006
Contract manufacturing of phones and related components	$7,500,000
Sales and marketing, including salaries of personnel	2,300,000
Product enhancement and new product development	400,000
Purchase and/or lease of office equipment	200,000
Working capital and general corporate purposes	3,000,000

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5	OTHER INFORMATION

Not Applicable

ITEM 6	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TELECOM SERVICES, INC.

Date: November 10, 2006	By:	/s/ Bruce Hahn
Bruce Hahn Chief Executive Officer

By:	/s/ Bruce Layman
Bruce Layman Chief Operating Officer and Chief Financial Officer