Form 10-Q
period 2006-12-31
American Telecom Services Inc
filed 2007-02-16
CIK 1336467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock, par value $0.001 per share	6,502,740 shares

AMERICAN TELECOM SERVICES, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2006

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

PART I

ITEM 1	FINANCIAL STATEMENTS

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (Unaudited)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,429,043	$12,372,765
Accounts receivable, net	7,827,498	1,060,968
Prepaid expenses and other	859,056	808,523
Inventory, net	4,212,488	2,181,019
Total current assets	14,328,085	16,423,275

Property and equipment, net	275,124	174,880
Deposit and other assets	80,587	75,391
Total assets	$14,683,796	$16,673,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800,314	$372,916
Accrued expenses	2,759,377	987,777
Total current liabilities	4,559,691	1,360,693

Commitments (Note 5 )

Stockholders’ equity (Notes 3 and 6) :
Preferred stock, $.001 par value, authorized 5,000,000
shares, issued and outstanding -0- shares	—	—
Common stock, $.001 par value, 40,000,000 shares authorized;
6,502,740 shares issued and
outstanding	6,503	6,503
Additional paid-in capital	21,440,874	21,239,702
Accumulated deficit	(11,323,272)	(5,933,352)
Total stockholders’ equity	10,124,105	15,312,853
Total liabilities and stockholders’ equity	$14,683,796	$16,673,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended December 31 2006	For the three months ended December 31 2005	For the six months ended December 31 2006	For the six months ended December 31 2005

Gross Revenues	$9,915,159	$317,869	$14,443,412	$317,869
Promotional rebates	(1,936,042)	(9,429)	(2,418,905)	(9,429)
Returns and allowances	(605,196)	(9,500)	(867,429)	(9,500)
Net Revenues	7,373,921	298,940	11,157,078	298,940

Costs of sales	6,833,334	231,597	9,823,016	231,597
Gross profit	540,587	67,343	1,334,062	67,343

Operating Expenses:
Selling, marketing and development	2,907,674	339,887	3,946,019	445,685
General and administrative	1,400,570	470,062	2,870,135	670,957
Total expenses	4,308,244	809,949	6,816,154	1,116,642
Operating loss	(3,767,657)	(742,606)	(5,482,092)	(1,049,299)

Other expenses (income):
Interest expense and bank charges	19,464	57,056	24,533	92,450
Interest income	(26,232)	—	(116,705)	—
Amortization of debt discounts and debt issuance costs	—	127,482	—	204,091
Loss before provision for income taxes	(3,760,889)	(927,144)	(5,389,920)	(1,345,840)

Provision for income taxes	—	—	—	—
Net loss	$(3,760,889)	$(927,144)	$(5,389,920)	$(1,345,840)

Net loss per common share:
Basic and diluted	$(0.58)	$(0.46)	$(0.83)	$(0.67)

Weighted average shares outstanding:
Basic and diluted	6,502,740	2,000,000	6,502,740	2,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity

Balance, July 1, 2006	6,502,740	$6,503	$21,239,702	$(5,933,352)	$15,312,853

Stock-based compensation expense related to employee stock options (Notes 2 and 6)	—	—	132,299	—	132,299

Stock-based compensation expense related to non-employee stock options (Notes 2 and 6)	—	—	11,002	—	11,002

Reduction of IPO issuance cost	—	—	57,871	—	57,871

Net loss (unaudited)	—	—	—	(5,389,920)	(5,389,920)

Balance, December 31, 2006	6,502,740	$6,503	$21,440,874	$(11,323,272)	$10,124,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended December 31, 2006	For the six months ended December 31, 2005

Cash flows from operating activities:
Net loss	$(5,389,920)	$(1,345,840)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	38,130	517
Allowance for doubtful accounts	13,071
Common stock and capital contributed for services	57,871	2,080
Employee and non-employee share based compensation	143,301	—
Amortization of debt discounts and issuance costs	—	204,212
Changes in operating assets and liabilities:
Accounts receivable	(6,779,601)	(113,258)
Prepaid expenses and other	(50,533)	(305,027)
Inventory	(2,031,469)	(141,773)
Deposit and other assets	(5,196)	(51,902)
Accounts payable	1,427,398	526,116
Accrued expenses	1,771,600	213,412
Accrued interest payable	—	80,479
Deferred revenue	—	232,625
Net cash used in operating activities	(10,805,348)	(698,359)

Cash flows from investing activities:
Purchases of property and equipment	(138,374)	(16,732)

Net cash used in investing activities	(138,374)	(16,732)

Cash flows from financing activities:
Proceeds from senior convertible notes	—	2,113,500
Deferred financing costs	—	(83,771)
Debt issuance costs		(531,120)
Net cash provided by financing activities	—	1,498,609

Net (decrease) increase in cash and cash equivalents	(10,943,722)	783,518
Cash and cash equivalents — beginning of period	12,372,765	50,780
Cash and cash equivalents — end of period	$1,429,043	$834,298

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash financing activities:

Capital contribution	$—	$2,080

Reduction of accrued offering cost	$57,871	$—

Deferred financing costs	$—	$624,167

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

2. Summary of Significant Accounting policies:

Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and results of operations. The operating results for the three and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited June 30, 2006 financial statements, including the notes thereto, which are included in the Company’s Form 10K, filed on September 28, 2006.

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

From time to time, the Company initiates programs to promote the sales of its phone products and to motivate phone product customers to activate carrier service with the Company’s service partners, which, in most cases, will generate ongoing revenues for the Company. The Company accounts for such programs in accordance with Emerging Issues Task Force Issue 01-09 (“EITF 01-09”). Accordingly, consideration given to a customer is characterized as a reduction of revenue when recognized in the Company’s income statement, unless certain conditions are met, in which case such consideration would be accounted for as selling expense. The Company recognizes expenditures associated with rebate program expenses as a reduction of revenues in the accompanying condensed consolidated financial statements. Certain reclassifications of these expenses have been made to prior periods for comparative purposes.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company generally warrants its phone products against defects to customers for a period of up to one year. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  As required, the Company accrues a provision for warranty reserves as a selling expense at the time of revenue recognition. During the three and six months ended December 31, 2006 the Company recorded a provision for warranty reserves of $49,394 and $94,507 respectively. As of December 31, 2006, the Company’s warranty liability reserve was $89,917 and is included in accrued expenses.

The Company accrues for sales returns and other allowances based on estimates. Each estimate are based on the Company’s historical experience, management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry. As required, the Company accrues a provision for estimated future costs and estimated returns as a reduction of revenue at the time of revenue recognition. During the three and six months ended December 31, 2006, the Company recorded provisions for sales returns allowances of $493,946 and $719,513 respectively. During the three and six months ended December 31, 2005 the Company recorded provisions for sales returns allowances totaling $9,500 and $9,500, respectively. As of December 31, 2006, the Company’s provision for sales returns was approximately $208,140, which is included in accrued expenses.

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

Under the agreements with SunRocket, Inc. (“SunRocket”) and Lingo, Inc. (“Lingo”), the Company designs and configures its Internet phones to work with each carriers’ communications services. The carriers offers end-user purchasers of the Company’s Internet phones different service plans at set rates.

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

In connection with the agreements with the carriers, the Company is entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of the Company’s Internet phones, the Company receives a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. The Company is also entitled to receive ongoing monthly commissions from both SunRocket and

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of the Company’s phones. In addition, the Company receives certain retail marketing co-op fees and contributions for consumer rebates in certain circumstances from carriers. The Company’s obligations to end-users of the Company’s phones relate solely to the sales of the Company’s phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, the Company has no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the Company’s phones, are recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the Company’s phones and marketing co-op fees are recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time. During the three and six month periods ended December 31, 2006, the company recorded $2,568 and $4,147 respectively, of such commission revenue. During the three and six month periods ended December 31, 2005, no such commission revenue was recognized.

The Company offers some Retail Partners a percentage of the service revenue commissions it earns from carriers of communications service providers and a percentage of the subscriber activation fees the Company will receive from SunRocket and Lingo in connection with the purchase of communications services by end-users of the Company’s Internet phones. Such fees are recorded as sales and marketing expenses. During the three and six months ended December 31, 2006, nominal commission revenue was recognized.

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

The Company adopted SFAS 123(R) prospectively as no share-based compensation awards were granted prior to February 2006. Share-based compensation expense for employees recognized under SFAS 123(R) for three and six months ended December 31, 2006 was $35,464 and $132,299 respectively, which consisted of share-based compensation expense related to stock option grants to employees and directors and is included in general and administrative expense on the accompanying condensed consolidated statements of operations. See Note 6 for additional information.

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

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended December 31, 2006 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

No share-based compensation awards were granted during the three and six months ended December 31, 2005.

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

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time. Share-based compensation for non-employees during the three and six months ended December 31, 2006 resulted in expense of $11,730 and $11,002 respectively, due to the increase in the Company’s stock price and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the condensed consolidated balance sheets at December 31, 2006 and June 30, 2006.

Inventory and Shipping

Inventory consists of finished goods on hand and in transit which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method and includes the shipping costs to acquire inventory.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, $644,207 of advances to manufacturers of the Company’s phone products is included in prepaid expenses and other on the accompany condensed consolidated balance sheet related to payments made or accrued for inventory purchases for which the Company had an obligation to make payment but had not yet taken title to such inventory as of December 31, 2006.

The Company includes the expense of shipping and handling on products to customers in selling, marketing and development on the condensed consolidated statements of operations. During the three months ended December 31, 2006 and 2005 the Company incurred approximately $740,300 and $71,000 respectively of shipping costs to customers. During the six months ended December 31, 2006 and 2005 the Company incurred approximately $1,063,500 and $71,100 respectively of shipping costs to customers. Included in revenue for the three months ended December 31, 2006 and 2005 approximately $33,670 and $500 respectively, of fees earned from customers related to reimbursements of shipping costs. Included in revenue for the six months ended December 31, 2006 and 2005 approximately $49,000 and $500 respectively, of fees earned from customers related to reimbursements of shipping costs.

 Internal Use Software

The Company has adopted statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software will begin when the software is ready for its intended use. During the six months ended December 31, 2006 the company capitalized $23,200 of costs related to developing internal use software. Substantially all of these capitalized costs were recognized as expenses in the three month period ending December 31, 2006 as these projects were completed and deployed in that period.

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

The Company's products have been provided primarily to a limited number of clients located in the United States. The Company had phone product revenues from two (2) customers representing approximately 90% (50% and 40%, respectively) of the $9.3 million in net phone product revenues (excluding promotional rebates expenses) during the three months ended December 31, 2006. The Company had phone product revenues from two (2) customers representing approximately 90% (54% and 36%, respectively) of the $13.6 million in net phone product revenues (excluding promotional rebates expenses) during the six months ended December 31, 2006.

Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had two (2) customers represent 95% (47% and 48%, respectively) of total gross accounts receivable as of December 31, 2006. The Company had three (3) customers accounting for 95% (58%, 19% and 18%, respectively) of gross accounts receivable as of June 30, 2006.

Net loss per share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

earnings and in which they have a dilutive effect, includes the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the three months ended December 31, 2006 and 2005 exclude potentially issuable common shares of 5,623,167 and 2,196,834, respectively, primarily related to the Company's outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting For Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning July 1, 2007. The Company will evaluate the effect FIN 48 will have on its financial statements and related disclosures.

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

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

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

We realized a reduction of deferred IPO related costs of $57,871 in three month period ending December 31, 2006. The reduction was recognized as in increase to additional paid in capital in the period. The nature of this reduction was the settlement of printing related costs for documents produced in our offering.

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

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable Warrants

In connection with the Offering in February 2006, the Company sold 3,852,500 redeemable warrants to purchase shares of the Company’s common stock (the “Redeemable Warrants”). In addition, upon consummation of the Offering, 1,475,667 of warrants previously issued in connection with debt were automatically exchanged into a like number of Redeemable Warrants. The Company’s Redeemable Warrants entitle the holder to purchase one share of the Company’s common stock at a price of $5.05 per share, at any time commencing on the date of the Offering and expiring on January 31, 2011. As of December 31, 2006, 5,328,167 Redeemable Warrants were outstanding.

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

4. Related party transactions:

Marketing

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain marketing services are being provided to the Company by Future Marketing whose sole stockholder is also the sole stockholder of The Future, LLC, which owns approximately 5.5% of the Company’s stock subsequent to the Offering. Future Marketing, among other things, assists in the development and execution of the Company’s marketing plans, manages the accounts, assists in product development and handles back-office vendor functions. The Company recognized $102,979 and $46,200 of expenses during the three months ended December 31, 2006 and 2005 respectively, and $148,451 and $87,300 during the six months ended December 31, 2006 and 2005 respectively, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.

Carrier Relations

The Company has entered into a five-year agreement with David Feuerstein (a principal stockholder of the Company) pursuant to which, in consideration for helping to establish its service provider relationship with IDT and, going forward, maintaining and expanding its relationship with each of IDT and SunRocket, the Company will pay Mr. Feuerstein one quarter of one percent of all net revenues, as defined, collected by the Company during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset Internet telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized approximately $7,660 and $25,062 of expenses during the three month and six month period ended December 31, 2006. No expenses pursuant to this arrangement were recognized in the three and six month period ended December 31, 2005. These expenses are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.

The Company will also pay to Mr. Feuerstein five percent of all net revenues, as defined, collected by the Company from IDT during each year of the term of and directly attributable to the Company’s service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized a nominal amount of expenses during the three and six month periods ending December 31, 2006 and no such expenses in the three and six month periods ending December 31, 2005. These expenses are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.

The Company will also pay to Mr. Feuerstein two percent of all net revenues, as defined, collected by the Company from SunRocket during each year of the term of and directly attributable to the Company’s June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for each year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in any computation of such net revenues. The agreement may be extended for an additional five-year term if the Company is profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. The agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term. The Company recognized a nominal amount of expenses during the three and six month periods ending December 31, 2006 and no such expenses in the three and six month periods ending December 31, 2005. These expenses are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.

5. Commitments:

Guarantee to supplier

The Company entered into an agreement with CIT Commercial Services (“CIT”) in July 2005 to facilitate the purchase of inventory. Under this agreement, CIT approves purchase orders from the Company’s customers and then indirectly guarantees payment by the Company to the manufacturer and supplier of the Company’s phone

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

products. In connection with such services the Company pays CIT a fee of 1.25% on the gross face amount of customer purchase order amount guaranteed. If the actual fees during a quarter are less than $12,500, CIT will charge the Company’s account for the difference. The agreement with CIT can be terminated by CIT or the Company by providing 60 days notice prior to the anniversary date. This agreement was terminated in August of 2006 and no such fees have been assessed subsequent to the termination. Accordingly, the Company recognized a credit to expense of $13,690 and $1,190 during the three and six months ended December 31, 2006, respectively, all of which is included in interest and bank charges on the accompanying statements of operations. The credit to expense was related to the refunding of certain reserves associated with the termination of the agreement. The Company recognized $16,030 of expense during the three and six months ended December 31, 2005 pursuant to this arrangement of which $6,648 is included in selling, marketing and development expense and $9,382 is included in interest and bank charges on the accompanying statements of operations.

On January 18, 2007, we announced that we had secured an open ended asset-based financing facility from CIT Commercial Services, a division of CIT Group. This is an accounts receivable based financing arrangement with a 3 year term. In connection with this arrangement, the Company pays CIT a factoring commission of not less than $25,000 per quarter. Interest on the borrowings associated with this facility is tiered based on the amount of sales factored in a period and is based on prime plus a margin.

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

The employment agreements further provide for certain limits (as a percentage of base salary) on the aggregate bonuses from net sales and net profits for any bonus period. The company accrued $250,555 for such bonus expense in the three and six month periods ended December 31, 2006.

Other

Pursuant to an agreement between the Company and UTAM, Inc. (“UTAM”) related to Federal Communications Commission equipment authorization for certain of the Company’s phone products, the Company is obligated to make certain payment to UTAM based on the quantity of parts meeting certain criteria shipped by the Company to its retail partners. The Company recognized $79,529 and $127,309 of expense during the three month and six month periods ended December 31, 2006. The company recognized no such expenses in the three and six month periods ended December 31, 2005.

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

Stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date. No options were granted during the three and six months ended December 31, 2006.

During the six months ended December 31, 2006 85,000 options were granted to employees or non-employees. The following table summarizes information concerning options outstanding as of June 30, 2006 and for the six months ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of June 30, 2006	240,000	$4.79	$2.11
Granted	85,000	4.84	0.94
Exercised	—	—	—
Forfeited and Expired	—	—	—
Options Outstanding, December 30, 2006	325,000	$4.39	$1.79
Exercisable, December 31, 2006	130,000	$3.97	$1.94

The following table summarizes the status of the Company’s stock options as of December 31, 2006:

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options Outstanding				Stock Options Exercisable
		Weighted Average	Weighted			Weighted Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$5.05	195,000	4.10	$5.05	$—	45,000	4.35	$5.05	$—
$3.35 - $3.95	105,000	4.67	$3.54	$—	65,000	4.58	$3.95	$—
$2.25 - $2.80	25,000	4.72	$2.69	$15,750	20,000	4.75	$2.80	$10,400
Total	325,000			$15,750	130,000			$10,400

There were 20,000 in-the-money options exercisable on December 31, 2006.

During the three and six months ended December 31, 2006, the Company recognized compensation expense of $96,835 and $132,299, respectively as a result of the continued vesting of options previously issued to employees which is included in general and administrative expense on the accompanying condensed consolidated statement of operations.

As of December 31, 2006, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected vest and be recognized is as follows:

Year ending June 30, 2007	$86,928
Year ending June 30, 2008	119,882
Year ending June 30, 2009	13,558
$220,368

Performance Accelerated Restricted Stock (“PARS”)

PARS vest upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting. Upon consummation of the Offering, certain officers and directors and a consultant received PARS under the Plan. Of the total PARS granted to each executive officer or director and consultant, 25% will vest only if net sales equal or exceed $20 million during fiscal 2006 and another 25% will vest only if net profits equal or exceed $1 million during fiscal 2006. An additional 25% will vest only if net sales equal or exceed $50 million in fiscal 2007 and the final 25% will vest only if net profits equal or exceed $5 million during fiscal 2007. If the performance conditions are not met in the first year, no PARS will vest in such year. If the performance conditions are not met in the second year but cumulative amounts are achieved by the second year representing 80% or more of the cumulative target amounts for both years for a respective condition, then a percentage of the unvested PARS for both years will nevertheless vest in the second year in respect of such condition. In such event, the percentage of unvested PARS that will vest in the second year in respect of a particular performance condition will equal the percentage that such aggregate amount achieved in the first and second years represents of the aggregate amount required to be met by the respective condition for both years. The fair value is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost will be adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date. The Company will record stock based compensation expense equal to the fair value of the PARS once the likelihood of achievement of the performance targets becomes probable. As of December 31, 2006, 325,000 PARS awards are outstanding and none have vested as of December 31, 2006.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Subsequent Events:

On January 30, 2007, the Company sold (i) 5,000 shares of its 8% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) and (ii) warrants to purchase an aggregate of 1,176,471 shares of its common stock (the “Warrants”) for an aggregate purchase price of $12.5 million to certain investors, including $325,000 from certain of the Company’s directors. Each share of Preferred Stock is convertible at the holder’s option at a rate of 588.2353 shares of the Company’s common stock per share of Preferred Stock, or an aggregate of 2,941,176 shares of common stock, which is equivalent to an initial conversion price of $4.25 per share. The Warrants are exercisable at an exercise price of $4.25 per share and expire on January 30, 2012.

In connection with the sale of the Preferred Stock and Warrants, the Company has agreed to use its best efforts to file a resale registration statement with the SEC covering the shares issuable upon conversion the Preferred Stock and upon exercise of the Warrants and to use its best efforts to cause such registration statement to become effective and once effective to continue to use its best efforts to maintain effectiveness.

The Company paid the placement agent for this private offering $689,925 for its services and $30,000 for its costs. In addition the Company issued Warrants to the placement agent to purchase 196,847 shares of the Company’s common stock containing the same terms and conditions as those issued to the participants in the private offering.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We were incorporated in Delaware in June 2003. Our primary business is the marketing and sale of our custom-designed digital cordless multi-handset phones bundled with Internet phone communications (Voice-over-Internet-Protocol or “VoIP”) services and/or prepaid long distance services. We sell our communications phone/service bundles under our “American Telecom”, “ATS”, “Digital Clear”, and “Pay N’ Talk” brand names. Our telecom platform is designed to enable seamless access to the communications services provided by our strategic partners. We are marketing our phone/service bundles to the retail mass market and anticipate expanding through a diversified group of retail channels. The channels include office superstores, electronics stores, mass retailers, department stores and Internet-based retail distribution outlets. We also are targeting the U.S. residential and small office/home office (“SOHO”) markets through the office superstore contract divisions. Our strategic telecom service partners include IDT Corporation, SunRocket, Inc. and Lingo, Inc. IDT is an established communications carrier for our prepaid long distance product/service offerings. SunRocket and Lingo are established and growing service providers for our VoIP offerings. In addition to the revenues we generate through the sales of our phone hardware, we receive a percentage of the monthly service revenues generated by users of our product/service offerings with our strategic partners. As part of our agreements with our retail partners in our retail distribution channels, we will typically share with them a portion of our service revenues.

Since our inception, we have focused on development activities, principally in connection with creating customized communications services to be provided by our strategic partners to users of our phones, developing new products, securing relationships with the third-party suppliers that will manufacture our phones to our specifications and developing retail and other distribution channels.

During the six months ended December 31, 2006 we continued production of our initial VoIP and prepaid residential long distance service phones and funded these initial manufacturing efforts from the proceeds of our initial public offering in February 2006 and from the net proceeds of our private placements of notes (the “Notes”) and private warrants conducted in September 2005. We received our initial purchase orders in September 2005 and shipments of our phones began arriving in retail stores in October 2005. Both our prepaid long distance and Internet phone/service bundles are available through our retail customers, catalogs, and online retail outlets.

RESULTS OF OPERATIONS

Three and six months ended December 31, 2006 and 2005

Revenues— In accordance with our revenue recognition policy which is outlined in the accompanying notes to unaudited condensed consolidated financial statements, we recognize expenses relating to rebate promotions as a reduction of revenues.

Gross revenue in the three month periods ending December 31, 2006 and 2005 was $9,915,159 and $317,869, respectively. Net revenue in the same periods was $7,373,921 and $298,940, respectively. In the three month periods ending December 31, 2006 and 2005, we recognized rebate promotion expenses of $1,936,042 and $9,429, respectively.

Gross revenue in the six month periods ending December 31, 2006 and 2005 was $14,443,412 and $317,869. Net revenue in the same periods was $11,157,708 and $298,940, respectively. In the six month periods ending December 31, 2006 and 2005, we recognized rebate promotion expenses of $2,418,905 and $9,429, respectively.

The growth in revenues over the prior periods reflects our increase in distribution compared to periods with limited commercial activity.

Our phone product revenues during the six months ended December 31, 2006 were earned from a limited amount of customers, with two (2) customers representing 90% of our phone product revenues during the period.

We did not generate any revenues through September 30, 2005. Since we only began generating significant revenues during the fourth fiscal quarter of our fiscal year ended June 30, 2006, our historical financial information is not necessarily indicative of our future financial performance.

Cost of Revenues—Cost of sales was $6,833,334 for the three months ended December 31, 2006 and $231,597 for the three months ended December 31, 2005. Cost of sales was $9,823,015 for the six months ended December 31, 2006 and $231,597 for the six months ended December 31, 2005. Cost of sales consists primarily of cost of phone inventory sold, including landing charges.

Gross Margin—Gross margin during the three months ended December 31, 2006 was $540,587 or 7.3%. The gross margin is a result of our net revenues less the cost of the phones, including transportation costs to acquire the phones. Gross margin in the six month period ending December 31, 2006 was $1,334,062, or 12%. Our gross margins have been adversely impacted by two key factors. First is the limited availability of our custom built microchips. As our growth and diversity in sales has accelerated at a higher rate than our original product development timeline, we have had to substitute open market chips for our custom built chips at a higher rate than originally anticipated in order to satisfy the increased demand for our products. These substitute open market chips require additional costs to customize and program in the production process. This increased use of the open market chips resulted in a cost differential that represented a 2.1 percentage points reduction to our gross margin for the three month period ended December 31, 2006. We do not expect any significant recurrence of our need to purchase open market chips for normal production of developed phones for ongoing sales, although we do anticipate that from time to time we may require limited numbers of open market chips to help speed the development and launch of new products. We do not expect this to be a persistent issue on fully developed and launched products. Accordingly, we do expect the gross margin to improve as production of our custom microchips rises to meet demand and as the sales from units sold during this quarter contribute service revenues in future quarters. The second and most material, was the increase in rebate promotion related expenses. We are required to recognize these expenses as a reduction of sales. In the three month period ending December 31, 2006, these charges totaled $1,936,042, compared to $9,429 in the three month period ending December 31, 2005. We chose to participate in key rebate promotions at our retailers in order to take advantage of promotional programs during the holiday shopping season. We used these promotions to increase consumers’ awareness of our brand and product offering and to incentive those consumers who do purchase our phones to activate service, which we anticipate will drive ongoing service commission revenue for us. Our expenditures for rebate promotions increased from $9,429 in the three month period ending December 31, 2005 to $1,936,042 in the three month period ending December 31, 2006. In the six month period ending December 31, 2006, promotional expense relating to rebates was $2,418,905.

Management evaluates gross margin by excluding the charges for rebates from revenue. This is a non GAAP measurement, however, we believe it is an important metric in our analyses on the growth trends in the core business. Under this perspective, adjusted to remove these rebate charges, gross margins in the three month periods ending December 31, 2006 and 2005 would be 26.6% and 24.9%, respectively. For the six month periods ending December 31, 2006 and 2005, the adjusted gross margin would be 27.6% and 24.9%.

Selling, Marketing and Development—Selling, marketing and development expense was $2,907,674 for the three months ended December 31, 2006 and $339,887 for the three months ended December 31, 2005, an increase of $2,567,787. Selling, marketing and development expense was $3,946,019 for the six months ended December 31, 2006 and $445,685 for the six months ended December 31, 2005, an increase of $3,500,334. This increase is attributable to the increase in our selling and marketing efforts related to sales of our phone products and the development of an extensive line of new products and services compared to minimal sales activities during the three and six months ended December 31, 2005. Selling, marketing and development expenses are directly associated with the development of products, recurring service revenue, distribution to sales channels and stimulating subscriber growth. These costs consist primarily of commissions, co-op marketing, promotional minutes, package design costs, collateral design costs, shipping to customers, advertising and certain non-recurring expenses for new business development. In the six month period ended December 31, we introduced and shipped 11 new Pay ‘N Talk® phones, which include masters, extensions, and multi handset packaging sets and began shipping our VoIP product offering. On January 8, 2007, we announced the introduction of over 30 new phone models, for which the expenses of product development in Asia, product packaging and collateral development were mainly incurred in this quarter. Additionally, we expanded our distribution which grew from approximately 9,000 outlets at June 30, 2006 to approximately 12,000 outlets as of December 31, 2006.

During the three months ended December 31, 2006 and 2005, $740,296 and $70,959, respectively, related to freight is included in selling expense. Of the $740,296 incurred in the three month period ended December 31, 2006, $448,153 is related to the incremental cost of air freight incurred by us to meet the accelerated demand from our retailers for our products for promotional events in the holiday shopping season. We chose to incur these additional costs to take advantage of the seasonal promotional events at our retail partners and to prevent damaging our relationships with retail partners. We made this decision in order to increase the penetration of our product and expose a greater number of consumers to our service offering. During the six months ended December 31, 2006 and 2005 approximately $1,063,458 and $71,124 respectively represent the expense related to our incurrence of shipping charges.. Of the $1,063,458 incurred in the six months ended December, 31, 2006, $702,153 resulted from expedited air freight charges mainly to meet the increasing demand for our products and to take advantage of key promotional events.

In connection with our participation in the above-mentioned key marketing and promotional activities at our retail partners during the holiday season, we participated in cooperative advertising with our retail partners. This advertising was focused on increasing the consumer awareness of our brand and products as well as increasing the desire to purchase our phones and activate service with our service providers, which we anticipate will drive recurring service revenues for us. Accordingly, our expenditures in these areas increased substantially when compared to the expenditures in the comparitive periods in the last fiscal year when our sales and promotional activity was limited. We did not have any cooperative advertising expenditures in the three and six month periods ending December 31, 2005. Our cooperative advertising expenditures in the three month period ending December 31, 2006 was $495,176 and $650,176 in the six month period ending December 31, 2006. Overall, these increases in promotional expenditures are related to the expansion in our distribution and the growth in our business over the prior periods.

On a non GAAP basis, including the costs of rebate promotions expenses, selling, marketing and development expense for the three month periods ended December 31, 2006 and 2005 were $4,843,712 and $349,312, respectively, and under the same basis for the six month periods ended December 31, 2006 and 2005 were $6,364,926 and $455,114, respectively.

General and Administrative — General and administrative expense was $1,400,570 for the three months ended December 31, 2006 and $470,062 for the three months ended December 31, 2005, an increase of $930,508. General and administrative expense was $2,870,135 for the six months ended December 31, 2006 and $670,957 for the six months ended December 31, 2005, an increase of $2,199,178. General and administrative expenses consist primarily of personnel costs, corporate overhead, travel and professional fees. The above increases reflect the growth in our operations to support increasing production, development and selling activities. General and administrative expenses also include share-based compensation expense of $34,736 and $143,301, respectively, for the three and six month periods ended December 31, 2006, respectively. No share based compensation awards were granted prior to our IPO in February 2006; therefore we recognized no share-based compensation expenses in the three and six month periods ending December 31, 2005.

Interest and Bank Charges, net—Interest and bank charges, net were an income of $6,768 for the three months ended December 31, 2006 compared to $57,056 of expense for the three months ended December 31, 2005, an increase in income of $63,824. The increase in income is due to no longer incurring interest expense on notes which were outstanding until the consummation of our IPO. Interest expense of $19,464 during the three months ended December 31, 2006 consists primarily of banking fees. Interest income of $26,232 during the three months ended December 31, 2006 relates to income earned on cash deposits maintained at financial institutions. Net interest resulted in an income of $92,172 for the six month period ended December 31, 2006 and was comprised of $116,705 in interest income and $24,533 of expense. Net interest resulted in an expense of $92,450 in the six month period ended December 31, 2005.

Amortization of Debt Discounts and Issuance Costs—-Amortization of debt discounts and debt issuance costs are associated with our convertible notes which were issued in September 2005 and July 2005. Such costs were amortized over the life of the related debt. Upon consummation of our IPO in February 2006, the principal amount of the Notes and accrued interest payable thereon automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share. Accordingly, there has been no amortization of debt issuance costs and discounts after our IPO. Amortization of debt discount and debt issuance cost were $0 and $127,482 for the three months ended December 31, 2006 and 2005, respectively. Amortization of debt discount and debt issuance cost were $0 and $204,091 for the six months ended December 31, 2006 and 2005, respectively.

Net loss— Net loss was $(3,760,889), or $(0.58) per share, and $(927,144), or $(0.46) per share, for the three months ended December 31, 2006 and 2005, respectively, which was an increase of $2,833,755. Net loss was $(5,389,920), or $(0.83) per share, and $(1,345,840), or $(0.67) per share, for the six months ended December 31, 2006 and 2005 respectively, an increase of $4,044,080. We expect our losses may increase during the short term as we continue to develop our phone products and expand distribution of our phone/service bundles. However, we do anticipate that, as our business matures, we should trend toward profitability as we improve our hardware margins through increased utilization of our custom chips, take advantage of our increasing scale with our suppliers, manage our costs and leverage them against our planned recurring revenue base.

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 2006 we completed our initial public offering (“IPO”) of 3,350,000 shares of Common Stock, $.001 par value per share (“Common Stock”), and 3,350,000 Redeemable Warrants (“Redeemable Warrants”). Additionally, in March 2006 we issued an additional 402,500 shares of Common Stock and 502,500 Redeemable Warrants upon the exercise of the over-allotment option by the underwriters. Each Redeemable Warrant entitles the holder to purchase one share of our common stock at a price of $5.05 per share. Our gross proceeds from the IPO totaled approximately $19.1 million. We incurred approximately $2.5 million in underwriting and other expenses in connection with the IPO, resulting in net proceeds of approximately $16.6 million. We utilized the net proceeds of the IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations.

At December 31, 2006, our working capital was $9,768,394 compared to a working capital of $13,426,376 at September 30, 2006. Cash and cash equivalents was $1,429,043 at December 31, 2006 compared to $6,223,206 at September 30, 2006. As of June 30, 2006, working capital was $15,062,582. The principal components of working capital at December 31, 2006 were cash and cash equivalents, accounts receivable, advances to suppliers and inventory, offset by an increase in our accounts payable and accrued expenses associated with the increase in activity associated with purchase and sales of our products. The decrease in cash and cash equivalents was due primarily to the consumption of cash to purchase inventory, to support our marketing and development efforts and to fund operations. Our customers are primarily large, United States based retail companies and, as a result, we have seldom experienced issues with the reliability or timing of customer receipts. However, vendors’ payment terms vary and are tightly managed to maximize working capital.

Operating Cash Flows

During the six months ended December 31, 2006, we utilized cash from our operating activities of $10,805,348, compared to $698,359 used in operating activities during the six months ended December 31, 2005.

Net cash used in operating activities during the six months ended December 31, 2006 can be attributed to increases in accounts receivable, prepaid assets and inventory, and to cash used to fund our operating activities, offset by customer collections and increases in accrued expenses. Depreciation has been relatively minimal since our inception. Net cash used in operating activities during the six months ended December 31, 2005 related primarily to the commencement of our commercial operations and initial purchases of inventory.

Accounts Receivable

During the six months ended December 31, 2006, sales of our phone products resulted in an increase in accounts receivable in the amount of $6,779,601 from June 30, 2006, and a corresponding reduction in operating cash flow for the period.

Prepaid Expenses and Inventory

During the six months ended December 31, 2006 we made payments to suppliers and vendors in advance of services being rendered. At December 31, 2006 prepaid expenses increased from June 30, 2006 which decreased operating cash flow by $50,533 in the period.

During the six months ended December 31, 2006 we built up our inventory in order to fulfill customer demand orders in our second and third quarter. At December 31, 2006 the increase in inventory decreased operating cash flow by $2,031,469.

Accounts Payable and Accrued Expenses

The increase in our accounts payable and accrued expenses during the six months ended December 31, 2006 was commensurate with the increase in our commercial operations, including purchases of our phone products and reserves associated with the increase in our revenues. This increase in accounts payable and accrued expenses improved operating cash flow by $1,427,398.

Cash Flows from Investing Activities.

During the six months ended December 31, 2006, cash used in investing activities was $138,374 compared to $16,732 used in investing activities during the six months ended December 31, 2005.

Since our suppliers manufacture our phone products and we pay suppliers for warehouse space, we typically have very low levels of capital expenditures. We incur relatively minimal capital expenditures. We do not anticipate any material increases in capital expenditures and do not currently have any plans or proposed projects which would require any additional significant capital expenditures. Our capital expenditures are predominantly related to office fixtures and furnishings, computer equipment, software and software development. There are no known timing elements where our capital expenditure would be materially significant or differ from other periods.

Cash Flows from Financing Activities.

During the six months ended December 31, 2006, cash provided by financing activities was $0, compared to $1,498,609 provided by financing activities during the six months ended December 31, 2005.

During the period July 2005 through September 2005, we issued and sold in a series of private transactions an aggregate of $2,113,500 in principal amount of our 8% notes. Such notes were converted to common stock upon consummation of our IPO.

We will utilize the remaining net proceeds from our IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations during the current fiscal year.

On January 18, 2007, we announced that we had secured an open ended asset-based financing facility from CIT Commercial Services, a division of CIT Group. CIT Commercial Services is one of the nation’s largest providers of factoring and commercial finance services.

On January 31, 2007, we announced the completion of a $12,500,000 private equity placement. Investors in this offering included, among others, Credit Suisse, SIAR Capital, and Benchmark Capital, as well as members of management and the board of directors. The private placement consisted of 5,000 shares of Series A Convertible Preferred Stock, which is convertible into a total of 2,941,175 common shares, in addition to 1,176,471 5-year warrants, which carry an exercise price of $4.25. An 8% annual cash dividend will be paid semi-annually to holders of the preferred. The net proceeds of this offering contributed to an improvement in working capital.

We believe that the remaining proceeds of our prior private placements, the IPO, the recently secured asset based financing arrangement and the proceeds from our preferred stock offering, combined with certain minimum levels of anticipated revenues, will be sufficient to fund our capital requirements for at least the next 12 months. However, in light of the competitive nature of the telecommunications industry and the evolution of new phones and services from time to time, any estimate as to our liquidity and overall financial condition may change over time. Some factors that could affect our liquidity and overall financial condition are the timing of our introduction of our phone/service bundles, customer acceptance and usage of our phone/service bundles and competition from existing service providers and other telecommunications companies. To the extent that circumstances evolve in an unfavorable manner, we may generate lower revenues then we currently anticipate and, as a result, we would experience reduced cash flow. In such a series of events, we may be required to seek additional equity and/or debt financing.

ITEM3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Common Stock was sold at an offering price of $5.05 per share and the Redeemable Warrants were sold at an offering price of $0.05 per warrant. The aggregate offering price was $19,142,750. We incurred approximately $2.5 million in underwriting and other expenses in connection with the offering, resulting in net proceeds of approximately $16.6 million. Since the consummation of our initial public offering through December 31, 2006, we have primarily used the net proceeds from the offering as follows:

Purpose	Use of Proceeds through December 31, 2006

Contract manufacturing of phones and related components	$9,800,000
Sales and marketing, including salaries of personnel	$2,700,000
Product enhancement and new product development	$ 600,000
Purchase and/or lease of office equipment	$ 220,000
Working capital and general corporate purposes	$3,300,000

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 14, 2006.

At that meeting, all of our then-current directors were elected. The vote was as follows:

	For	Against

Lawrence Burstein	4,768,547	0
Bruce Hahn	4,709,847	58,700
Robert F. Doherty	4,768,547	0
Elliot J. Kerbis	4,768,547	0
Donald G. Norris	4,768,547	0
Robert S. Picow	4,768,547	0

At that meeting, our shareholders ratified the appointment of BDO Seidman, LLP as our independent auditors for the fiscal year ending June 30, 2007. The vote was as follows:

For:	4,760,547	Against:	0	Abstain:	8,000

ITEM 5	OTHER INFORMATION

Not Applicable

ITEM 6	EXHIBITS

Exhibit Number	Description
10.1	Agreement between SunRocket, Inc. and Registrant, dated November 14, 2006 *
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications
______________

* Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TELECOM SERVICES, INC.

Date: February 15, 2007	By:	/s/ Bruce Hahn
Bruce Hahn Chief Executive Officer

By:	/s/ Edward James
Edward James Chief Financial Officer