Form 10-Q
period 2007-03-31
American Telecom Services Inc
filed 2007-05-21
CIK 1336467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☑                    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, par value $0.001 per share	6,502,740 shares

AMERICAN TELECOM SERVICES, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2007
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

PART I
ITEM 1 FINANCIAL STATEMENTS
AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,216,286	$12,372,765
Accounts receivable, net	5,787,486	1,060,968
Prepaid expenses	1,632,489	808,523
Inventory, net	3,001,197	2,181,019

Total current assets	18,637,458	16,423,275

Property and equipment, net	296,178	174,880
Deposit and other assets	91,254	75,391

Total assets	$19,024,890	$16,673,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,691,292	$372,916
Accrued expenses (Note 3)	4,022,866	987,777

Total current liabilities	5,714,158	1,360,693

Redeemable convertible preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 shares issued and outstanding (liquidation value of $12,669,355) (Note 3)	7,365,758	—

Commitments (Note 5)

Stockholders’ equity (Notes 3 and 6) :
Common stock, $.001 par value, 40,000,000 shares authorized; 6,502,740 shares and 6,502,740 shares issued and outstanding, respectively	6,503	6,503
Additional paid-in capital	25,439,415	21,239,702
Accumulated deficit	(19,500,945)	(5,933,352)

Total stockholders’ equity	5,944,973	15,312,853

Total liabilities and stockholders’ equity	$19,024,890	$16,673,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended March 31	ended March 31	ended March 31,	ended March 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Gross Revenue	$6,868,998	$126,249	$21,312,410	$453,546
Rebates	(2,172,457)		(4,591,362)	(9,429)
Other Promotional Allowances	(918,606)		(1,066,524)
Provision for Sales Returns	(796,584)	(8,358)	(1,516,095)	(17,857)

Net Revenue	2,981,351	117,891	14,138,429	426,260

Costs of sales	4,206,373	105,778	14,029,389	337,375

Gross profit(loss)	(1,225,022)	12,113	109,040	88,885

Operating Expenses:
Selling, marketing and development	5,419,264	428,063	9,365,283	882,497
General and administrative	1,593,215	605,363	4,463,350	1,277,445

Total expenses	7,012,479	1,033,426	13,828,633	2,159,942

Operating loss	(8,237,501)	(1,021,313)	(13,719,593)	(2,071,057)

Other expenses (income):
Interest expense and bank charges	8,333	—	32,866	29,058
Interest income	(68,161)	(62,828)	(184,866)	—
Amortization of debt discounts and debt issuance costs	—	2,220,275	—	2,424,366

Loss before provision for income taxes	(8,177,673)	(3,178,760)	(13,567,593)	(4,524,481)
Provision for income taxes	—	—	—	—
Net loss	$(8,177,673)	$(3,178,760)	$(13,567,593)	$(4,524,481)
Preferred stock dividends	(169,355)	—	(169,355)	—
Accretion of redeemable preferred stock	(133,355)	—	(133,355)	—

Net loss attributed to common stockholders	$(8,480,383)	$(3,178,760)	$13,870,303	$(4,524,481)

Net loss per common share:
Basic and diluted	$(1.30)	$(0.71)	$(2.13)	$(1.60)

Weighted average shares outstanding:
Basic and diluted	6,502,740	4,495,002	6,502,740	2,819,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance, July 1, 2006	6,502,740	$6,503	$21,239,702	$(5,933,352)	$15,312,853
Stock-based compensation expense related to employee stock options (Notes 2 and 6)	—	—	207,678	—	207,678
Stock-based compensation expense related to non-employee stock options (Notes 2 and 6)	—	—	18,109	—	18,109
Reduction of initial public offering issuance costs	—	—	57,871	—	57,871
Dividends payable on redeemable preferred stock	—	—	(169,355)		(169,355)
Accretion of redeemable preferred stock discount	—	—	(133,355)	—	(133,355)
Value of warrants issued to placement agent	—	—	471,315		471,315
Value of warrants issued with redeemable preferred stock	—	—	2,241,372	—	2,241,372
Value of beneficial conversion issued with redeemable preferred stock	—	—	1,506,078	—	1,506,078

Net loss	—	—	—	(13,567,593)	(13,567,593)

Balance, March 31, 2007	6,502,740	$6,503	$25,439,415	$(19,500,945)	$5,944,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended	For the nine months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(13,567,593)	$(4,524,481)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt financing costs	1,590	—
Depreciation	62,834	6,272
Common stock and capital contributed for services	—	2,080
Allowance for doubtful accounts	637,583	—
Inventory reserve		218,245
Employee and non-employee share based compensation	225,787	125,518
Non-cash interest expense	—	87,220
Amortization of debt discounts and issuance costs	—	2,424,366
Changes in operating assets and liabilities:
Accounts receivable	(5,364,101)	(164,703)
Prepaid expenses and other	(823,966)	(795,885)
Inventory	(1,038,423)	(1,867,498)
Deposit and other assets	(17,453)	(28,170)
Accounts payable	1,318,376	1,078,719
Accrued expenses	2,746,274	293,605

Net cash used in operating activities	(15,600,847)	(3,362,957)

Cash flows from investing activities:
Purchases of property and equipment	(184,132)	(109,907)

Net cash used in investing activities	(184,132)	(109,907)

Cash flows from financing activities:
Proceeds from senior convertible notes	—	2,113,500
Proceeds from redeemable, convertible preferred stock	12,500,000
Net proceeds from public offering of securities	—	16,781,904
Proceeds from underwriter purchase option	—	100
Issuance costs on preferred stock	(871,500)	—
Debt issuance costs	—	(531,120)

Net cash provided by financing activities	11,628,500	18,364,384

Net (decrease) increase in cash and cash equivalents	(4,156,479)	14,891,520
Cash and cash equivalents — beginning of period	12,372,765	50,780

Cash and cash equivalents — end of period	$8,216,286	$14,942,300

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash financing activities:

Conversion of Notes to equity	$—	$2,250,720

Dividends payable on preferred stock	$169,355	$2,250,720

(Reduction of ) accrued financing cost on public offering	$(57,871)	$157,871

Accrued issuance costs on preferred stock	$177,332	—

Fair value of underwriter purchase option included in offering cost	$—	$711,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
          American Telecom Services, Inc. (the “Company”) was incorporated in the state of Delaware on June 16, 2003. The Company’s fiscal year ends on June 30.
          The Company was formed to design, distribute and market product bundles that include multi-handset phones and low-cost, high-value telecommunication services for sale through retail channels. The Company generates revenues through the sale of phones into the retail market and shares in a portion of revenues generated by communications service providers.
2. Summary of Significant Accounting Policies:
     Interim reporting
          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and results of operations. The operating results for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited June 30, 2006 financial statements, including the notes thereto, which are included in the Company’s Form 10K, filed on September 28, 2006.
     Basis of Presentation of Consolidated Financial Statements and Use of Estimates
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary American Telecom Services, (Hong Kong) Limited. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of long-lived assets, the fair value of the Company’s common stock and warrants, estimated warranty reserves, reserves for expected rebates and other allowances, the allocation of proceeds from debt and preferred stock to equity instruments and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
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
          The Company generally warrants its phone products against defects to customers for a period of up to one year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As required, the Company accrues a provision for warranty reserves as a selling expense at the time of revenue recognition. During the three and nine months ended March 31, 2007 the Company recorded a provision for warranty reserves of $34,252 and $127,759 respectively. As of March 31, 2007, the Company’s warranty liability reserve included in accrued expenses was approximately $48,000 and is primarily set aside for shipping and freight expense to send returned defective goods back to suppliers in accordance with the Company’s agreements with their suppliers.
          The Company accrues for sales returns and other allowances based on estimates. Each estimate is based on the Company’s historical experience, management’s consideration of comparable companies, the specific agreements with retail partners, and experience in the wholesale distribution industry. As required, the Company accrues a provision for estimated future costs and estimated returns as a reduction of revenue at the time of revenue recognition. During the three and nine months ended March 31, 2007, the Company recorded provisions for sales returns allowances of $796,584 and $1,516,095 respectively. During the three and nine months ended March, 31, 2006 the Company recorded provisions for sales returns allowances totaling $8,358 and $17,857, respectively. As of March 31, 2007, the Company’s provision for sales returns was approximately $152,000, which is included in accrued expenses.
          The Company initiates programs to promote the sales of its phone products and to motivate phone product customers to activate carrier service with the Company’s service partners, which, in many cases, will generate ongoing revenues for the Company. The Company accounts for such programs in accordance with Emerging Issues Task Force Issue 01-09 (“EITF 01-09”). Accordingly, consideration given to a customer is characterized as a reduction of revenue when recognized in the Company’s income statement, unless certain conditions are met, in which case such consideration would be accounted for as selling expense. Currently, the Company’s rebate programs are constructed to grant rebates under two separate and distinct primary qualifying requirements: 1) the purchase by a consumer of the Company’s telephones (“Condition 1”) OR 2) the activation of service with one of the Company’s service providers (“Condition 2”). In accordance with EITF 01-09, the Company recognizes expenditures associated with rebate program expenses as a reduction of revenues when Condition 1 applies and as a selling expense when Condition 2 applies in the accompanying condensed consolidated financial statements. Certain reclassifications of these expenses have been made to prior periods for comparative purposes.
          As a result of the actual sell throughs and rebate redemption activity relating to the Company’s phone products during the quarter ended March 31, 2007 exceeding management’s expectations, the Company revised its estimated expense relating to its rebate programs in place during the quarter in accordance with EITF 01-09. The additional expense resulting from this revision increased net loss by approximately $2.4 million. Of the $2.4 million, $1.6 million was related to estimated Condition 1 rebates and decreased net revenue and increased net loss. The remaining $0.8 million of the $2.4 was related to estimated Condition 2 rebates and only decreased net income.
          During the quarter ended March 31, 2007 the Company characterized $2,412,270 of allowance for rebates as a selling expense in accordance with EITF 01-09, as the charge for such amounts results in negative revenue (condition 2) on a cumulative basis with certain customers.
          As of March 31, 2007, the Company’s provision for such rebates was approximately $2,376,000 and is included in accrued expenses.
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
          In connection with the agreements with the carriers, the Company is entitled to earn certain commissions from the carriers. For each services account activated with SunRocket by end-users of the Company’s Internet phones, the Company receives a pre-defined commission amount from SunRocket once the account remains active for a certain period of time. The Company is also entitled to receive ongoing monthly commissions from SunRocket, Lingo and IDT equal to a percentage of the net service revenues received by the respective carrier from end-users of the Company’s phones. In addition, the Company receives certain retail marketing co-op fees and contributions for consumer rebates in certain circumstances from carriers. The Company’s obligations to end-users of the Company’s phones relate solely to the sales of the Company’s phones and the related warranties provided. Aside from marketing the carrier communication services with its phones, the Company has no obligations to the end-users related to the carrier communications services. Accordingly, commission revenues, based on a percentage of the monthly carrier net service revenue from the subscriber users of the Company’s phones, are recognized in the period the usage occurs and commission revenue resulting from service account activation by users of the Company’s phones and marketing co-op fees are recognized once the subscriber activates the phone on the carrier’s network and such account is active for the required period of time. During the three and nine month periods ended March 31, 2007, the company recorded $20,576 and $22,155 respectively, of such commission revenue. During the three and nine month periods ended March 31, 2006, a nominal amount of such commission revenue was recognized.
          The Company offers some Retail Partners a percentage of the service revenue commissions it earns from carriers of communications service providers and a percentage of the subscriber activation fees the Company will receive from SunRocket and Lingo in connection with the purchase of communications services by end-users of the Company’s Internet phones. Such fees are recorded as sales and marketing expenses. During the three and nine months ended March 31, 2007, a nominal amount of such commission revenue was recognized.
     Allowance for doubtful accounts
          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes-off accounts receivable when they become uncollectible. The Company performs credit evaluations of its customers’ financial condition on a regular basis. As of March 31, 2007, the Company’s provision for such doubtful amounts was $657,479.
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
          The Company adopted SFAS 123(R) prospectively as no share-based compensation awards were granted prior to February 2006. Share-based compensation expense for employees recognized under SFAS 123(R) for three and months ended March 31, 2007 and 2006 was $75,379 and $35,464 respectively, which consisted of share-based compensation expense related to stock option grants to employees and directors and is included in general and administrative expense on the accompanying condensed consolidated statements of operations. Share-based compensation expense for employees recognized under SFAS 123(R) for nine and months ended March 31, 2007 and 2006 was $207,678 and $132,299 respectively. See Note 6 for additional information.
          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations.

          Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
          The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time. Share-based compensation for non-employees during the three and nine months ended March 31, 2007 resulted in expense of $7,107 and $18,109 respectively, due to the increase in the Company’s stock price and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.
     Cash and Cash Equivalents
          The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.
     Fair value of financial instruments
          The fair value of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the condensed consolidated balance sheets at March 31, 2007 and June 30, 2006.
     Inventory and Shipping
          Inventory consists of finished goods on hand and in transit which are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method and includes the shipping costs to acquire inventory.
          As of March 31, 2007, $1,305,902 of advances to manufacturers of the Company’s phone products is included in prepaid expenses and other on the accompany condensed consolidated balance sheet related to payments made or accrued for inventory purchases for which the Company had an obligation to make payment but had not yet taken title to such inventory as of March 31, 2007.
          The Company includes the expense of shipping and handling on products to customers in selling, marketing and development on the condensed consolidated statements of operations. During the three months ended March 31, 2007 and 2006 the Company incurred approximately $276,239 and $7,809 respectively of shipping costs to customers. During the nine months ended March 31, 2007 and 2006 the Company incurred approximately $1,360,000 and $79,000 respectively of shipping costs to customers. Included in revenue for the three months ended March 31, 2007 and 2006 approximately $600 and $2,100 respectively, of fees earned from customers related to reimbursements of shipping costs. Included in revenue for the nine months ended March 31, 2007 and 2006 approximately $50,000 and $2,600 respectively, of fees earned from customers related to reimbursements of shipping costs.

          Internal Use Software
          The Company has adopted statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software will begin when the software is ready for its intended use. During the nine months ended March 31, 2007 no amounts have been capitalized related to developing internal use software.
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
          The Company’s products have been provided primarily to a limited number of clients located in the United States. The Company had gross phone product revenues from two (2) customers representing approximately 99% (67% and 32%, respectively) of the $6.9 million in gross phone product revenues (excluding promotional rebates expenses) during the three months ended March 31, 2007. The Company had phone product revenues from two (2) customers representing approximately 93% (58% and 35%, respectively) of the $21.3 million in gross phone product revenues (excluding promotional rebates expenses) during the nine months ended March 31, 2007.
          Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had two (2) customers represent 95% (47% and 48%, respectively) of total gross accounts receivable as of March 31, 2007. The Company had three (2) customers accounting for 99% (64% and 35%) of gross accounts receivable as of June 30, 2006.
          Net loss per share
          Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, includes the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the three months ended March 31, 2007 and 2006 exclude potentially issuable common shares of 5,623,167 and 2,196,834, respectively, primarily related to the Company’s outstanding stock options, warrants and convertible debt, because the assumed issuance of such potential common shares is antidilutive.
          Recent accounting pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting For Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning July 1, 2007. The Company will evaluate the effect FIN 48 will have on its financial statements and related disclosures.
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new- basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.
          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.
3. Capital Stock:
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
          We realized a reduction of deferred offering related costs of $57,871 in three month period ending December 31, 2006. The reduction was recognized as an increase to additional paid in capital in the period. The nature of this reduction was the settlement of printing related costs for documents produced in our offering.
     Purchase Option
          Upon closing of the Offering, the Company sold and issued an option (“UPO”) for $100 to HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering, to purchase up to 335,000 shares of the Company’s common stock and/or up to 335,000 Redeemable Warrants at an exercise price of $6.3125 per share of common stock and $0.0625 per Redeemable Warrant. The UPO is exercisable in whole or in part, solely at HCFP’s discretion, during the five-year period commencing on the date of the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholder’s equity with a corresponding increase in paid-in capital. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Although the UPO and its underlying securities were registered under the registration statement related the Offering, the option grants to holders demand and “piggy back” rights with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the UPO. The Company is only required to use its best efforts to cause the registration statement for the Units and securities underlying the UPO to become effective and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company has no obligation to net cash settle the exercise of the UPO or the securities underlying the UPO.
     Redeemable Warrants
          In connection with the Offering in February 2006, the Company sold 3,852,500 redeemable warrants to purchase shares of the Company’s common stock (the “Redeemable Warrants”). In addition, upon consummation of the Offering, 1,475,667 of warrants previously issued in connection with debt were automatically exchanged into a like number of Redeemable Warrants. The Company’s Redeemable Warrants entitle the holder to purchase one share of the Company’s common stock at a price of $5.05 per share, at any time commencing on the date of the Offering and expiring on January 31, 2011. As of March 31, 2007, 5,328,167 Redeemable Warrants were outstanding.
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
Preferred Stock Offering
          On January 30, 2007, the Company sold (i) 5,000 shares of its 8% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) and (ii) warrants to purchase an aggregate of 1,176,471 shares of its common stock (the “Warrants”) for an aggregate purchase price of $12.5 million to certain investors, including $325,000 from certain of the Company’s directors. Each share of Preferred Stock is convertible at the holder’s option at a rate of 588.2353 shares of the Company’s common stock per share of Preferred Stock, or an aggregate of 2,941,176 shares of common stock, which is equivalent to an initial conversion price of $4.25 per share. The Warrants are exercisable at an exercise price of $4.25 per share, contain customary anti-dilution adjustment provisions, are exercisable at anytime and from time to time and expire on January 30, 2012. Dividends on the Preferred Stock accrue at 8% per annum and are payable semiannually at June 30th and December 31st. As of March 31, 2007, $169,355 of dividends have been accrued, charged to additional paid in capital, and are included in accrued expenses on the accompanying consolidated balance sheet.
          The Company allocated the $12,500,000 of proceeds from the Preferred Stock based on the computed relative fair values of the Preferred Stock, warrants and beneficial conversion feature. The Warrants were valued using the Black-Scholes option-pricing model with the following assumptions: (1) common stock fair value of $3.80 per share (2) expected volatility of 76.09%, (3) risk-free interest rate of 4.86%, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $2,816,847 and a relative fair value of 2,241,372. Accordingly, the resulting relative fair value allocated to the Preferred Stock component of $10,258,628 was used to measure the intrinsic value of the embedded conversion option of the preferred stock which resulted in a beneficial conversion feature of $1,506,078. The aggregate amounts allocated to the warrants and beneficial conversion feature, of $3,747,450, were recorded as a preferred stock discount at the date of issuance of the preferred stock and are being accreted to additional paid in capital using the effective interest method over the stated term of the Preferred Stock. The initial carrying value of the Preferred Stock was $7,232,404 after the debt discounts and financing costs. As of March 31, 2007, the carrying value was $7,365,758. The Company incurred $1,048,832 of cost, excluding warrants to placement agent, in connection with the Preferred Stock offering, which have been netted against the proceeds.
          In connection with the sale of the Preferred Stock and Preferred Warrants, the Company was required to file a resale registration statement with the SEC covering the shares issuable upon conversion the Preferred Stock and upon exercise of the Warrants and to use its best efforts to cause such registration statement to become effective and once effective to continue to use its best efforts to maintain effectiveness.
          The Company issued Warrants to the placement agent to purchase 196,847 shares of the Company’s common stock containing the same terms and conditions as those issued to the participants in the Preferred stock financing. The value of these warrants of $471,315 have been included in the offering costs and netted against the proceeds with a corresponding credit to additional paid in capital.
4. Related party transactions:
Marketing
          Certain marketing services are being provided to the Company by Future Marketing whose sole stockholder is also the sole stockholder of The Future, LLC, which owns approximately 5.5% of the Company’s stock subsequent to the Offering. Future Marketing, among other things, assists in the development and execution of the Company’s marketing plans, manages the accounts, assists in product development and handles back-office vendor functions. The Company recognized $74,464 and $46,200 of expenses during the three months ended March 31, 2007 and 2006 respectively, and $177,866 and $133,500 during the nine months ended March 31, 2007 and 2006 respectively, pursuant to this arrangement which are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.
Carrier Relations
          The Company has entered into a five-year agreement with David Feuerstein (a principal stockholder of the Company) pursuant to which, in consideration for helping to establish its service provider relationship with IDT and, going forward, maintaining and expanding its relationship with each of IDT and SunRocket, the Company will pay Mr. Feuerstein one quarter of one percent of all net revenues, as defined, collected by the Company during each year of the term of the agreement directly attributable to the sale of (i) digital cordless multi-handset phone systems, (ii) multi-handset Internet telephones and (iii) related telephone hardware components ((i), (ii) and (iii), collectively, “Hardware”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized approximately $4,485 and $29,547 of expenses during the three and nine month period ended March 31, 2007. No expenses pursuant to this arrangement were recognized in the three and nine month period ended March 31, 2006. These expenses are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.
          The Company will also pay to Mr. Feuerstein five percent of all net revenues, as defined, collected by the Company from IDT during each year of the term of and directly attributable to the Company’s service agreement dated as of November 25, 2003 with IDT (the “IDT Agreement”), subject to a maximum aggregate amount of $250,000 for each year. The Company recognized a nominal amount of expenses during the three and nine month periods ending March 31, 2007 and no such expenses in the three and nine month periods ending March 31, 2006. These expenses are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.
          The Company will also pay to Mr. Feuerstein two percent of all net revenues, as defined, collected by the Company from SunRocket during each year of the term of and directly attributable to the Company’s June 7, 2005 service agreement with SunRocket, subject to a maximum aggregate amount of $250,000 for each year; provided, however, that any revenues attributable under the SunRocket agreement from the provision of Internet-based communications services relating to “subscriber bounty,” “advertising co-op” and “key-city funds” are excluded in any computation of such net revenues. The agreement may be extended for an additional five-year term if the Company is profitable for three of the first five years of the initial term. If so extended, Mr. Feuerstein will be entitled to a reduced revenue sharing allocation. The agreement also provides for certain revenue sharing allocation reductions if certain conditions are not satisfied during the initial term. The Company recognized a nominal amount of expenses during the three and nine month periods ending March 31, 2007 and no such expenses in the three and nine month periods ending March 31, 2006. These expenses are included in selling, marketing and development expense on the accompanying condensed consolidated statement of operations.
5. Commitments:
Guarantee to supplier
          The Company entered into an agreement with CIT Commercial Services (“CIT”) in July 2005 to facilitate the purchase of inventory. Under this agreement, CIT approves purchase orders from the Company’s customers and then indirectly guarantees payment by the Company to the manufacturer and supplier of the Company’s phone products. In connection with such services the Company pays CIT a fee of 1.25% on the gross face amount of customer purchase order amount guaranteed. If the actual fees during a quarter are less than $12,500, CIT will charge the Company’s account for the difference. The agreement with CIT can be terminated by CIT or the Company by providing 60 days notice prior to the anniversary date. This agreement was terminated in August of 2006 and no such fees have been assessed subsequent to the termination. Accordingly, the Company recognized a credit to expense of $0 and $14,880 during the three and nine months ended March 31, 2007, respectively, all of which is included in interest and bank charges on the accompanying statements of operations. The Company recognized $16,030 of expense during the three and nine months ended March 31, 2006 pursuant to this arrangement of which $6,648 is included in selling, marketing and development expense and $9,382 is included in interest and bank charges on the accompanying statements of operations.
          On January 18, 2007 the Company entered into an open-ended asset-based financing facility with CIT. This is an accounts receivable based financing arrangement with a 3 year term and is collateralized by substantially all of the Company’s assets. In connection with this arrangement, the Company pays CIT a factoring commission of not less than $25,000 per quarter. Interest on the borrowings associated with this facility is tiered based on the amount of sales factored in a period and is based on prime plus a margin. During the three and nine months ended March 31, 2007, the Company did not utilize the financing facility and, accordingly, did not incur or pay any interest in that period.
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
          The employment agreements further provide for certain limits (as a percentage of base salary) on the aggregate bonuses from net sales and net profits for any bonus period. The company accrued $131,096 and $381,653 for such bonus expense in the three and nine month periods ended March 31, 2007. The company also accrued for the associated payroll tax liabilities.
Other
          Pursuant to an agreement between the Company and UTAM, Inc. (“UTAM”) related to Federal Communications Commission equipment authorization for certain of the Company’s phone products, the Company is obligated to make certain payment to UTAM based on the quantity of parts meeting certain criteria shipped by the Company to its retail partners. The Company recognized $69,944 and $197,253 of expense during the three month and nine month periods ended March 31, 2007. The company recognized no such expenses in the three and nine month periods ended March 31, 2006.
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
          Stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended March 31, 2007 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based management’s estimate.
          The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date. No options were granted to non-employees during the nine months ended March 31, 2007.
          During the nine months ended March 31, 2007 160,000 options were granted to employees. The following table summarizes information concerning options outstanding as of June 30, 2006 and for the nine months ended March 31, 2007:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Fair Value
Options Outstanding as of June 30, 2006	240,000	$4.79	$2.11
Granted	160,000	3.42	1.57
Exercised	—	—	—
Forfeited and Expired	—	—	—

Options Outstanding, March 31, 2007	400,000	$4.31	$2.11

Exercisable, March 31, 2007	150,000	$3.91	$1.76

          The following table summarizes the status of the Company’s stock options as of March 31, 2007:

AMERICAN TELECOM SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Outstanding					Stock Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$5.05	195,000	3.85	$5.05	$—	45,000	3.85	$5.05	$—
$3.35 - $3.95	130,000	4.49	$3.51	$16,600	25,000	4.08	$3.95	$—
$2.25 - $2.80	20,000	4.46	$2.66	$18,750	20,000	4.25	$3.35	$5,000
$4.20	55,000	4.07	$4.20		20,000	4.76	$2.80	$16,000
					20,000	4.67	$3.55	$1,000
					20,000	4.76	$3.32	$5,600

Total	400,000			35,350	150,000			27,600
          There were 80,000 in-the-money options exercisable on March 31, 2007.
          During the three and nine months ended March 31, 2007, the Company recognized compensation expense of $75,379 and $207,678, respectively as a result of the continued vesting of options previously issued to employees which is included in general and administrative expense on the accompanying condensed consolidated statement of operations.
          As of March 31, 2007, the unvested portion of share-based compensation expense attributable to employees and directors stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending June 30, 2007	$43,704
Year ending June 30, 2008	$119,882
Year ending June 30, 2009	13,558

$177,144

Performance Accelerated Restricted Stock (“PARS”)
PARS vest upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting. Upon consummation of the Offering, certain officers and directors and a consultant received PARS under the Plan. Of the total PARS granted to each executive officer or director and consultant, 25% will vest only if net sales equal or exceed $20 million during fiscal 2006 and another 25% will vest only if net profits equal or exceed $1 million during fiscal 2006. An additional 25% will vest only if net sales equal or exceed $50 million in fiscal 2007 and the final 25% will vest only if net profits equal or exceed $5 million during fiscal 2007. If the performance conditions are not met in the first year, no PARS will vest in such year. If the performance conditions are not met in the second year but cumulative amounts are achieved by the second year representing 80% or more of the cumulative target amounts for both years for a respective condition, then a percentage of the unvested PARS for both years will nevertheless vest in the second year in respect of such condition. In such event, the percentage of unvested PARS that will vest in the second year in respect of a particular performance condition will equal the percentage that such aggregate amount achieved in the first and second years represents of the aggregate amount required to be met by the respective condition for both years. The fair value is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost will be adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date. The Company will record stock based compensation expense equal to the fair value of the PARS once the likelihood of achievement of the performance targets becomes probable. As of March 31, 2007, 325,000 PARS awards are outstanding and none have vested.

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
          During the nine months ended March 31, 2007, we continued production of our initial VoIP and prepaid residential long distance service phones and funded these initial manufacturing efforts from the proceeds of our initial public offering in February 2006, from the net proceeds of our private placements of notes (the “Notes”) and private warrants conducted in September 2005 and the proceeds of our January 2007 Preferred Stock offering as outlined in the accompanying notes to condensed consolidated financial statements. We received our initial purchase orders in September 2005 and shipments of our phones began arriving in retail stores in October 2005. Both our prepaid long distance and Internet phone/service bundles are available through our retail customers, catalogs, and online retail outlets.
RESULTS OF OPERATIONS
     Three and nine months ended March 31, 2007 and 2006
          Revenues— In accordance with our revenue recognition policy which is outlined in the accompanying notes to unaudited condensed consolidated financial statements, under certain conditions, we recognize expenses relating to promotion activities, including certain rebate promotions, as a reduction of revenues.
          Gross revenue in the three month periods ending March 31, 2007 and 2006 was $6,868,998 and $126,249, respectively.
          In the three month periods ending March 31, 2007 and 2006, we recognized as a reduction in revenue certain rebate and other promotional expenses and allowances of $3,091,063 and $0, respectively. Included in the $3,091,063, is approximately $1,564,000 recognized as a revision to a prior period estimate for rebates expense in accordance with EITF 01-09. This revision was based on the overall accelerated acceptance and redemption rates of these promotional programs and higher levels of sell through activity than anticipated related to shipments to our largest customer. In compensating for these increased redemption levels, the Company has modified its rebates policy with the intent to mitigate and prospectively decrease rebates as a percentage of revenues.
          Also included in the reduction in gross revenue in the three month periods ending March 31, 2007 and 2006 were provisions for sales returns of $796,584 and $8,358, respectively. In the quarter, we realized an increase in the amount of returns related to a known technical issue with products purchased mainly from a single manufacturer. In accordance with our agreements with suppliers, we are entitled to and have returned all of these defective returned goods for replacement with new phones.

          Net revenue in the three month periods ending March 31, 2007 and 2006 was $2,981,351 and $117,891, respectively.
          Gross revenue in the nine month periods ending March 31, 2007 and 2006 was $21,312,410 and $453,546, respectively. Net revenue in the same periods was $14,138,429 and $426,260, respectively. In the nine month periods ending March 31, 2007 and 2006, we recognized rebate and other promotional expenses (excluding provisions for returns) as reductions in revenue of $5,657,886 and $9,429, respectively
          The growth in revenues over the prior periods reflects our increase in distribution compared to periods with limited commercial activity.
          Our phone product revenues during the nine months ended March 31, 2007 were earned from a limited amount of customers, with two (2) customers representing 93% of our phone product revenues during the period.
          We did not generate any revenues through September 30, 2005. Since we only began generating significant revenues during the fourth fiscal quarter of our fiscal year ended June 30, 2006, our historical financial information is not necessarily indicative of our future financial performance.
          Cost of Revenues—Cost of sales was $4,206,373 for the three months ended March 31, 2007 and $105,778 for the three months ended March 31, 2006. Cost of sales was $14,029,389 for the nine months ended March 31, 2007 and $337,375 for the nine months ended March 31, 2006. Cost of sales consists primarily of cost of phone inventory sold, including landing charges.
          Gross Margin—On a non GAAP proforma basis, excluding rebates and promotional expenses allocated to revenue, adjusted gross margin for the three months ended March 31, 2007 was $1,866,041 or 30.7%, compared to 10.3%, or $12,113, for the three months ended March 31, 2006. Under the same perspective, adjusted gross margin in the nine month period ended March 31, 2007 was $5,766,926, or 29.1%., compared to 22.6%, or $98,314, in the nine months ended March 31, 2006. Our gross margins have been adversely impacted by two key factors.
          The first, and most material, was the increase in rebate promotion related expenses. In accordance with our revenue recognition policy outlined in the accompanying notes to condensed consolidated financial statements, under certain conditions, we are required to recognize these expenses as a reduction of sales. For the three month period ended March 31, 2007, these reductions in revenues totaled $2,172,457, of which $1,564,000 was related to the revision of a prior period estimate. For the three month period ended March 31, 2006, there were no such promotional or rebates expenses. We chose to participate in key rebate promotions at our retailers in order to take advantage of promotional programs during the holiday shopping season. We used these promotions to increase consumers’ awareness of our brand and product offering and to incentive those consumers who do purchase our phones to activate service, which we anticipate will drive ongoing service commission revenue for us.
          The second is the limited availability of our custom built microchips. As our growth and diversity in sales has accelerated at a higher rate than our original product development timeline, we have had to substitute open market chips for our custom built chips at a higher rate than originally anticipated in order to satisfy the increased demand for our products. These substitute open market chips require additional costs to customize and program in the production process. We do not expect any significant recurrence of our need to purchase open market chips for normal production of developed phones for ongoing sales, although we do anticipate that, from time to time, we may require limited numbers of open market chips to help speed the development and launch of new products. We do not expect this to be a persistent issue on fully-developed and launched products. Accordingly, we do expect the gross margin to improve as production of our custom microchips rises to meet demand and as the sales from units sold during this quarter contribute service revenues in future quarters.
          On a GAAP basis, our gross margins were (41.1%), or $(1,225,022), and 0.8%, or $109,040 for the three and nine month periods ended March 31, 2007, respectively. In the three and nine months ended March 31, 2006, gross margin was 10.3%, or $12,113, and 20.9%, or $88,885, reflecting limited commercial and promotional activity.
          Management evaluates gross margin by excluding the effects of the charges for rebates and other promotions from revenue. This is a non-GAAP measurement; however, we believe it is an important metric in our analyses on our efforts in managing costs and efficiency as our company expands the core business as well as for planning and forecasting. A limitation of this of this perspective is that it excludes promotional expenditures incurred in connection with the sale of the products.

	Three Months Ended		Nine Months Ended
GAAP to Adjusted Net Revenue	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Net Revenue	$2,981,351	$117,891	$14,138,429	$426,260
Add Rebates Allocated to Revenue	2,172,457		4,591,362	9,429
Add Promotional Allowance in Revenue	918,606		1,066,524

Adjusted Net Revenue	$6,072,414	$117,891	$19,796,315	$435,689

	Three Months Ended		Nine Months Ended
GAAP to Adjusted Gross Margin	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Gross Margin	$(1,225,022)	$12,113	$109,040	$88,885
as a % of Net Revenue	-41.1%	10.3%	0.8%	20.9%

Add Rebates Allocated to Revenue	2,172,457	—	4,591,362	9,429
Add Promotional Allowance in Revenue	918,606	—	1,066,524	—

Adjusted Gross Margin	$1,866,041	$12,113	$5,766,926	$98,314

as a % of Adjusted Net Revenue	30.7%	10.3%	29.1%	22.6%
Selling, Marketing and Development— Selling, marketing and development expenses are directly associated with the development of products, recurring service revenue, distribution to sales channels and stimulating subscriber growth. These costs consist primarily of commissions, co-op marketing, promotional minutes, package design costs, collateral design costs, shipping to customers, advertising and certain non-recurring expenses for new business development. In the nine month period ended March 31, 2007, we introduced and shipped 15 new Pay ‘N Talk® phones, which include masters, extensions, and multi handset packaging sets and began shipping our VoIP product offering. On January 8, 2007, we announced the introduction of over 30 new phone models, for which the expenses of product development in Asia, product packaging and collateral development were mainly incurred in this quarter. Additionally, we expanded our distribution which grew from approximately 9,000 outlets at June 30, 2006 to approximately 13,000 outlets as of March 31, 2007.
          In the three months ended March 31, 2007, selling, marketing and development expense was $5,419,264 and $428,063 for the three months ended March 31, 2006, an increase of $4,991,201. In the nine months ending March 31, 2007, selling, marketing and development expense was $9,365,283 and $882,497 for the nine months ended March 31, 2006, an increase of $8,482,786. This increase is attributable to the increase in our selling and marketing efforts related to sales of our phone products and the development of an extensive line of new products and services compared to minimal sales activities during the three and nine months ended March 31, 2006.
     In accordance with our revenue recognition policy and EITF 01-09, we also recognize rebates granted in connection with service activation (“Condition 2” rebates as outlined in the accompanying Notes to Condensed Consolidated Financial Statements) as selling expenses. We recognized approximately $2.4 million in such rebates expense for the three month period ended March 31, 2007. Included in this amount is $0.8 million in expense recognized as a revision of a prior period estimate. This adjustment in estimated rebates was based on the overall acceptance of this promotional program exceeding our expectations as we have continued to expand our retail distribution. Net of this adjustment, rebates expense recognized as selling expense was approximately $1.5 million in the period. Collectively, the $0.8 million adjustment included in selling expense, combined with the $1.6 million revision of a prior period estimate for rebates included in revenue, equals a total adjustment for this change in accounting estimate of $2.4 million, total rebates expense, net of the total cumulative adjustment for the change in accounting estimate, was approximately $2.1 million, or about 31% of gross sales of $6.9 million in the three months ended March 31, 2007, $0.6 million of which is included in revenue and $1.5 which is included in selling expense. In the nine month period ending March 31, 2007, rebates expense of $7.0 million was 33% of gross sales of $21.3 million.
          During the three months ended March 31, 2007 and 2006, $256,253 and $7,809, respectively, related to freight is included in selling expense. During the nine months ended March 31, 2007 and 2006 approximately $1,317,111 and $78,933, respectively, represent the expense related to our incurrence of shipping charges. Of the $1,317,111 incurred in the nine months ended March 31, 2007, $702,153 resulted from expedited air freight charges mainly to meet the increasing demand for our products and to take advantage of key promotional events.
          In connection with our participation in the above-mentioned key marketing and promotional activities at our retail partners, we participated in cooperative advertising with our retail partners. This advertising was focused on increasing the consumer awareness of our brand and products as well as increasing the desire to purchase our phones and activate service with our service providers, which we anticipate will drive recurring service revenues for us. Accordingly, our expenditures in these areas increased substantially when compared to the expenditures in the comparative periods in the last fiscal year when our sales and promotional activity was limited. Our cooperative advertising expenditures in the three month and nine month period ending March 31, 2007 was $518,364 and $1,168,540. During the three and nine month periods ended March 31, 2006, we incurred only $7,500 in such advertising expenses. Overall, these increases in promotional expenditures are related to the expansion in our distribution and the growth in our business over the prior periods.
          General and Administrative — General and administrative expenses consist primarily of personnel costs, corporate overhead, travel and professional fees. General and administrative expense was $1,593,215 for the three months ended March 31, 2007 and $605,363 for the three months ended March 31, 2006, an increase of $987,852. General and administrative expense was

$4,463,350 for the nine months ended March 31, 2007 and $1,277,445 for the nine months ended March 31, 2006, an increase of $3,185,905. The above increases reflect the growth in our operations to support increasing production, development and selling activities. General and administrative expenses also include share-based compensation expense of $75,379 and $207,868, respectively, for the three and nine month periods ended March 31, 2007, respectively. In the three and nine month periods ended March 31, 2007, we recognized $120,440 in share based compensation expense for awards granted in connection with our IPO in February 2006.
          Interest and Bank Charges, net—Interest and bank charges, net were an income of $59,828 for the three months ended March 31, 2007 compared to an income of $62,828 for the three months ended March 31, 2006 , a increase in income of $3,000 . Net interest resulted in an income of $152,000 for the nine month period ended March 31, 2007 and was comprised of $184,866 in interest income and $32,866 of expense. Net interest resulted in an expense of $29,058 in the nine month period ended March 31, 2006.
          Amortization of Debt Discounts and Issuance Costs—-Amortization of debt discounts and debt issuance costs are associated with our convertible notes which were issued in September 2005 and July 2005. Such costs were amortized over the life of the related debt. Upon consummation of our IPO in February 2006, the principal amount of the Notes and accrued interest payable thereon automatically converted into 750,240 shares of our common stock at a conversion price of $3.00 per share. Accordingly, there has been no amortization of debt issuance costs and discounts after our IPO. Amortization of debt discount and debt issuance cost were $0 and $2,220,275 for the three months ended March 31, 2007 and 2006, respectively. Amortization of debt discount and debt issuance cost were $0 and $2,424,366 for the nine months ended March 31, 2007 and 2006, respectively.
          Net loss— Net loss was $(8,177,763), or $(1.30) per common share, and $(3,178,760) , or $(0.71) per common share, for the three months ended March 31, 2007 and 2006 , respectively, which was an increase of $4,999,003 . Net loss was $(13,567,593), or $2.13 per share, and $(4,524,481), or $(1.60) per share, for the nine months ended March 31, 2007 and 2006 respectively, an increase of $9,043,112 . We expect our losses may increase during the short term as we continue to develop our phone products and expand distribution of our phone/service bundles. However, we do anticipate that, as our business matures, we should trend toward profitability as we improve our hardware margins through increased utilization of our custom chips, take advantage of our increasing scale with our suppliers, manage our costs and leverage them against our planned recurring revenue base.
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
          At March 31, 2007, our working capital was $12,923,300 compared to a working capital of $9,768,394 at December 31, 2006. Cash and cash equivalents were $8,216,286 at March 31, 2007 compared to $1,429,043 at December 31, 2006. As of June 30, 2006, working capital was $15,062,582. The principal components of working capital at March 31, 2007 were cash and cash equivalents, accounts receivable, advances to suppliers and inventory, offset by an increase in our accounts payable and accrued expenses associated with the increase in activity associated with purchase and sales of our products. The increase in cash and cash equivalents was the result of the inflow of the proceeds of the Preferred Stock offering partially offset by the consumption of cash to purchase inventory, to support our marketing and development efforts and to fund operations. Our customers are primarily large, United States based retail companies and, as a result, we have seldom experienced issues with the reliability or timing of customer receipts. However, vendors’ payment terms vary and are tightly managed to maximize working capital.
     Operating Cash Flows
          During the nine months ended March 31, 2007, we utilized cash from our operating activities of $15,658,718, compared to $3,362,957 used in operating activities during the nine months ended March 31, 2006.
          Net cash used in operating activities during the nine months ended March 31, 2007 can be attributed to increases in accounts receivable, prepaid assets and inventory, and to cash used to fund our operating activities, offset by customer collections and increases in accrued expenses. Depreciation has been relatively minimal since our inception. Net cash used in operating activities during the nine months ended March 31, 2006 related primarily to the commencement of our commercial operations and initial purchases of inventory.
          Accounts Receivable
          During the nine months ended March 31, 2007, sales of our phone products resulted in an increase in accounts receivable, net of provisions for doubtful accounts, in the amount of $4,726,518 from June 30, 2006, and a corresponding reduction in operating cash flow for the period.
          Prepaid Expenses and Inventory
          During the nine months ended March 31, 2007, we made payments to suppliers and vendors in advance of services being rendered. At March 31, 2007 prepaid expenses decreased from June 30, 2006 which decreased operating cash flow by $823,966 in the period.
          During the nine months ended March 31, 2007 we built up our inventory in order to fulfill customer demand orders in our third and fourth fiscal quarters. At March 31, 2007 the increase in inventory decreased operating cash flow by $1,038,423.
          Accounts Payable and Accrued Expenses
          The increase in our accounts payable and accrued expenses during the nine months ended March 31, 2007 was commensurate with the increase in our commercial operations, including purchases of our phone products and reserves associated with the increase in our revenues and promotional activity. This increase in accounts payable and accrued expenses improved operating cash flow by $2,764,650.
     Cash Flows from Investing Activities.
          During the nine months ended March 31, 2007, cash used in investing activities was $184,132 compared to $109,907 used in investing activities during the nine months ended March 31, 2006.
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
     Cash Flows from Financing Activities.
          During the nine months ended March 31, 2007, cash provided by financing activities was $11,628,500, compared to $18,364,384 provided by financing activities during the nine months ended March 31, 2006.
          During the period July 2005 through September 2005, we issued and sold in a series of private transactions an aggregate of $2,113,500 in principal amount of our 8% notes. Such notes were converted to common stock upon consummation of our IPO.
          We utilized the remaining net proceeds from our IPO to continue and expand commercial distribution of our phone/service bundles, develop and enhance product and service features and expand our contract manufacturing, sales and marketing capabilities and to generally fund our operations during the current fiscal year.
          On January 18, 2007, we announced that we had secured an open ended asset-based financing facility from CIT Commercial Services, a division of CIT Group. CIT Commercial Services is one of the nation’s largest providers of factoring and commercial finance services. As of March 31, 2007, we had not borrowed against this facility.
          On January 31, 2007, we announced the completion of a $12,500,000 private equity placement. Investors in this offering included, among others, Credit Suisse Securities, SIAR Capital, and Benchmark Partners, as well as certain members of the board of directors. The private placement consisted of 5,000 shares of Series A Convertible Preferred Stock which is convertible into a total of 2,941,175 shares of common stock, subject to adjustment, and 5-year warrants to purchase 176,471 shares of common stock at $4.25 per share, subject to adjustment. An 8% annual cash dividend will be paid semi-annually to holders of the preferred. The net proceeds of this offering contributed to an improvement in working capital.
          We believe that the recently secured asset based financing arrangement and the proceeds from our preferred stock offering, combined with certain minimum levels of anticipated revenues, will be sufficient to fund our capital requirements for at least the next 12 months. However, in light of the competitive nature of the telecommunications industry and the evolution of new phones and services from time to time, any estimate as to our liquidity and overall financial condition may change over time. Some factors that could affect our liquidity and overall financial condition are the timing of our introduction of our phone/service bundles, customer acceptance and usage of our phone/service bundles and competition from existing service providers and other telecommunications companies. To the extent that circumstances evolve in an unfavorable manner, we may generate lower revenues then we currently anticipate and, as a result, we would experience reduced cash flow. In such a series of events, we may be required to seek additional equity and/or debt financing.

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
ITEM 4 CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          Not Applicable
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

AMERICAN TELECOM SERVICES, INC.

Date: May 21, 2007	By:	/s/ Bruce Hahn Bruce Hahn
Chief Executive Officer

By:	/s/ Edward James Edward James
Chief Financial Officer